Form 10-Q
period 2008-12-31
Highland Ridge, Inc.
filed 2009-02-06
CIK 1101246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
                         [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,987,131 as of February 6, 2009

                              HIGHLAND RIDGE, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     Part I
Item 1.  Financial Statements................................................ 1

Item 2.  Management's Discussion and Analysis................................ 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4T. Controls and Procedures.............................................16

                                     Part II

Item 1.  Legal Proceedings...................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........18

Item 3.  Default Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 5.  Controls and Procedures.............................................19

Item 6.  Exhibits............................................................19

Signatures...................................................................20


                                    PART I - FINANCIAL INFORMATION

ITEM 1.

                                         Highland Ridge, Inc.
                                             Balance Sheet


                                                                           Dec. 31,        Sept. 30,
-------------------------------------------------------------------------------------------------------
                                                                             2008             2008
-------------------------------------------------------------------------------------------------------
                                                                         (unaudited)

                              ASSETS
Current assets
Cash                                                                    $     18,288      $     29,419
Prepaid expenses                                                                   0                 0
                                                                        -------------------------------
  Total current assets                                                        18,288            29,419

-------------------------------------------------------------------------------------------------------
Total Assets                                                            $     18,288      $     29,419
-------------------------------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                  $      1,660      $     12,141
Accrued expenses                                                                   0                 0
Due to related parties                                                        21,508            21,508
                                                                        -------------------------------
 Total current liabilities                                                    23,168            33,649

Stockholders' Deficiency:
Preferred "B" stock-1,000,000 issued & outstanding in Sept.                        0            30,000
Common stock-300,000,000 authorized $001 par value
10,987,131 shares issued & outstanding (987,131 in Sept)                      10,987               987
Additional paid-in capital                                                    54,977            28,977
Deficit accumulated since quasi reorganization Aug 31, 2005                  (70,843)          (64,194)
                                                                        -------------------------------
Total Stockholders' Deficiency                                                (4,879)           (4,230)

-------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                            $     18,288      $     29,419
-------------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.


                                    Highland Ridge, Inc.
                                   Statement of Operations
                                         (unaudited)


                                                                Three Months Ended Dec. 31,
                                                               -----------------------------
                                                                   2008            2007
                                                               -----------------------------


Revenue                                                        $         0      $         0

Costs & Expenses:
  General & administrative                                           6,650            3,300
  Interest                                                               0                0
                                                               -----------------------------
  Total Costs & Expenses                                             6,650            3,300

Loss from continuing operations before income taxes                 (6,650)          (3,300)
Income taxes                                                             0                0

--------------------------------------------------------------------------------------------
Net Loss                                                       ($    6,650)     ($    3,300)
--------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                  Nil              Nil
--------------------------------------------------------------------------------------------
Basic and diluted net loss                                             Nil              Nil
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            5,443,653          346,255
--------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.


                                       Highland Ridge, Inc.
                                      Statement of Cash Flows
                                            (unaudited)


                                                                      Three Months Ended Dec. 31,
                                                                     -----------------------------
                                                                          2008            2007
                                                                     -----------------------------

Cash flows from operating activities:
Net Loss                                                             ($    6,650)     ($    3,300)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Fair value of services provided by related parties                         6,000                0
Expenses paid by related parties                                               0            3,300
Increase (decrease) in accounts payable & accrued expenses               (10,481)               0
--------------------------------------------------------------------------------------------------
 Cash used by operating activities:                                      (11,131)               0
--------------------------------------------------------------------------------------------------


Change in cash                                                           (11,131)               0
Cash-beginning of period                                                  29,419                0
--------------------------------------------------------------------------------------------------
Cash-end of period                                                   $    18,288      $         0
--------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.


                                                        Highland Ridge, Inc.
                                                Statement of Stockholders' Deficiency
                                                             (Unaudited)


                                                  Preferred Stock                        Common Stock
                                           ---------------------------     -----------------------------------------
                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                                                         Additional    since quasi
                                                                                            Common        paid-in     reorganization
                                              Shares          Amount          Shares        Stock         capital      Aug 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2007                       --              --     $   107,131    $       107    $     5,249    ($    9,036)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Preferred "B" shares             1,000,000          30,000              --             --             --             --
Stock issued as reimbursement of
  reinstatement expenses
  paid by related party                             --              --         880,000            880          5,728             --
Fair value of services provided
  by related party                                  --              --              --             --         18,000             --
Net Loss                                            --              --              --             --             --        (55,158)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2008                1,000,000     $    30,000         987,131            987         28,977        (64,194)
------------------------------------------------------------------------------------------------------------------------------------
Conversion of Preferred stock               (1,000,000)        (30,000)     10,000,000         10,000         20,000             --
Fair value of services provided
  by related party                                  --              --              --             --          6,000             --
Net Loss                                            --              --              --             --             --         (6,650)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2008                         0     $         0      10,987,131    $    10,987    $    54,977    ($   70,844)
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.

                                                                 4

                              HIGHLAND RIDGE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our September 30, 2008 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended December 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.   RECENT COURT PROCEEDINGS:

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

3.      EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred October 1, 2007.

4.      NEW ACCOUNTING STANDARDS

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


5.       STOCKHOLDERS' EQUITY:

         COMMON STOCK

On November 20, 2008, Corporate Services International Profit Sharing Plan converted the Series B Preferred Stock into 10,000,000 shares of common stock.


6.      RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

         FAIR VALUE OF SERVICES:

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through December 31, 2008, which totaled $5,400for the three-month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month period ended December 31, 2008. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2007.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) was valued at $20,000 and was unpaid at December 31, 2008.

DUE RELATED PARTIES: Other amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

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

Current Business Plan
---------------------

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

         Highland Ridge has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On August 12, 2008, Corporate Services International Profit Sharing Plan deposited $30,000 with the Company and accordingly the cash balance on that date was $30,000. At quarter end December 31, 2008 Highland Ridge had a cash balance of $18,288. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Highland

Ridge has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         Management has not identified and is not currently negotiating a new business opportunity for us. As of February 6, 2009, Highland Ridge is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

GOVERNMENT REGULATIONS

         As a registered corporation, Highland Ridge, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

Highland Ridge is a Blank Check Company
---------------------------------------

         At present, Highland Ridge is a development stage company with no revenues and with no specific business plan or purpose. Highland Ridge's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Highland Ridge is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. Highland Ridge has no current plans to engage in any such offerings.

Highland Ridge's Common Stock is a Penny Stock
----------------------------------------------

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

Acquisition of Opportunities
----------------------------

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

Competition
-----------

         Highland Ridge will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Highland Ridge's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

Employees
---------

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2008 we had a cash balance of $18,288. At December 31, 2008 the Company had current liabilities of $23,168, $21,508 of which was due to related parties.

         We have had no revenues in either the quarter end December 31, 2008 or 2007. Our operating expenses for the quarter end December 31, 2007 were $3,300 and for the quarter end December 31, 2008 were $6,650, comprised of general and administrative expenses. Accordingly, we had a net loss of $3,300 and a net loss per share of $Nil for the quarter end December 31, 2007 and a net loss of $6,650 and a net loss per share of $Nil for the quarter end December 31, 2008.


CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         We have received a total of $36,608.00 from management related parties as capital investments in exchange for 44,000,000 (880,000 post split) shares of common stock and 1,000,000 shares of Series B Preferred Stock. On November 20, 2008, Corporate Services International Profit Sharing Plan converted the Series B Preferred Stock into 10,000,000 shares of common stock. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of December 31, 2008 the Company had current liabilities of $23,168, of which $21,508 are owed to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through December 31, 2008, which totaled $5,400 for the quarter then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the quarter ended December 31, 2008. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2007.

         The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of December 31, 2008, the Company had a cash balance of $18,288. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

OFF BALANCE SHEET ARRANGEMENTS

         None.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to Highland Ridge, Inc. as a smaller reporting company.


ITEM 4T. CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Highland Ridge, Inc. to establish and maintain a system for internal controls over financial reporting such that Highland Ridge, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

         This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting
---------------------------------------------------------------------

         The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

         - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

         - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

         - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

         This quarterly report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly report.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

         There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

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


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

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


Date:  February 6, 2009                           HIGHLAND RIDGE, INC.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer