Form 10-Q
period 2009-03-31
Highland Ridge, Inc.
filed 2009-05-14
CIK 1101246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,987,131 as of May 14, 2009

                                 HIGHLAND RIDGE, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.   Financial Statements............................................    1

Item 2.   Management's Discussion and Analysis............................    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......   14

Item 4T.  Controls and Procedures.........................................   14

                                     Part II

Item 1.   Legal Proceedings...............................................   16

Item 1A.  Risk Factors....................................................   16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....   16

Item 3.   Default Upon Senior Securities..................................   16

Item 4.   Submission of Matters to a Vote of Security Holders.............   16

Item 5.   Controls and Procedures.........................................   16

Item 6.   Exhibits........................................................   17


Signatures................................................................   17

                                 PART I - FINANCIAL INFORMATION

ITEM 1.


                                      Highland Ridge, Inc.
                                         Balance Sheet
----------------------------------------------------------------------------------------------
                                                                  March 31,         Sept 30,
                                                                    2009              2008
----------------------------------------------------------------------------------------------
                                                                (unaudited)

                              ASSETS
Current assets
Cash                                                            $     16,505      $     29,419
Prepaid expenses                                                           0                 0
                                                                ------------------------------
  Total current assets                                                16,505            29,419

----------------------------------------------------------------------------------------------
Total Assets                                                    $     16,505      $     29,419
----------------------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                          $      1,660      $     12,141
Accrued expenses                                                           0                 0
Due to related parties                                                21,508            21,508
                                                                ------------------------------
 Total current liabilities                                            23,168            33,649

Stockholders' Deficiency:
Preferred "B" stock-1,000,000 issued & outstanding in Sept.                0            30,000
Common stock-300,000,000 authorized $001 par value
  10,987,131 shares issued & outstanding                              10,987               987
Additional paid-in capital                                            60,977            28,977
Deficit accumulated since quasi reorganization Aug 31, 2005          (78,626)          (64,194)
                                                                ------------------------------
Total Stockholders' Deficiency                                        (6,662)           (4,230)

----------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                    $     16,505      $     29,419
----------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.





                                                      Highland Ridge, Inc.
                                                     Statement of Operations
                                                           (unaudited)

                                                               Three Months Ended March 31,         Six Months Ended March 31,
                                                              ------------------------------      ------------------------------
                                                                  2009              2008             2009               2008
                                                              ------------      ------------      ------------      ------------


Revenue                                                       $          0      $          0      $          0      $          0

Costs & Expenses:
  General & administrative                                           7,783             7,611            14,433            10,911
  Interest                                                               0                 0                 0                 0
                                                              ------------      ------------      ------------      ------------
  Total Costs & Expenses                                             7,783             7,611            14,433            10,911

Loss from continuing operations before income taxes                 (7,783)           (7,611)          (14,433)          (10,911)
Income taxes                                                             0                 0                 0                 0

--------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                      ($     7,783)     ($     7,611)     ($    14,433)     ($    10,911)
--------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                  Nil               Nil               Nil      ($      0.02)
--------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                             Nil               Nil               Nil      ($      0.02)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)           10,987,131           987,131         8,184,933           664,945
--------------------------------------------------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.






                                      Highland Ridge, Inc.
                                    Statement of Cash Flows
                                          (unaudited)
                                                                     Six Months Ended March 31,
                                                                     --------------------------
                                                                        2009            2008
                                                                     ----------      ----------

Cash flows from operating activities:
Net Loss                                                               ($14,433)       ($10,911)
Adjustments required to reconcile net loss
  to cash used in operating activities:
Fair value of services provided by related parties                       12,000           6,000
Expenses paid by related parties                                              0           4,911
Increase (decrease) in accounts payable & accrued expenses              (10,481)              0
-----------------------------------------------------------------------------------------------
 Cash used by operating activities:                                     (12,914)              0
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
 Cash used in investing activities                                            0               0
-----------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of preferred stock                                     0               0
-----------------------------------------------------------------------------------------------
 Cash generated by financing activities                                       0               0
-----------------------------------------------------------------------------------------------

Change in cash                                                          (12,914)              0
Cash-beginning of period                                                 29,419               0
-----------------------------------------------------------------------------------------------
Cash-end of period                                                   $   16,505      $        0
-----------------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.






                                                      Highland Ridge, Inc.
                                              Statement of Stockholders' Deficiency
                                                           (Unaudited)

                                                     Preferred Stock                     Common Stock
                                              --------------------------    ----------------------------------------
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                         Additional    since quasi
                                                                                            Common         paid-in    reorganization
                                                 Shares        Amount          Shares        Stock         capital     Aug 31, 2005
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2007                                                   107,131   $       107    $     5,249   ($    9,036)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Preferred "B" shares                1,000,000         30,000
Stock issued as reimbursement of
  reinstatement expenses paid by
  related party                                                                 880,000           880          5,728
Fair value of services provided by
  related party                                                                                               18,000
Net Loss                                                                                                                   (55,158)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2008                   1,000,000    $    30,000        987,131           987         28,977       (64,194)
----------------------------------------------------------------------------------------------------------------------------------
Conversion of Preferred stock                  (1,000,000)       (30,000)    10,000,000        10,000         20,000
Fair value of services provided by
  related party                                                                                               12,000
Net Loss                                                                                                                   (14,433)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2009                               0    $         0     10,987,131   $    10,987    $    60,977   ($   78,627)
----------------------------------------------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.



                                                                5

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

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

6. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

     FAIR VALUE OF SERVICES:

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through March 31, 2009, which totaled $10,800 for the six-month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six-month period ended March 31, 2009. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Similar charges for the comparative 2008 six month period totaled $6,000.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) was valued at $20,000 and was unpaid at March 31, 2009.

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

History
-------

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

         Mr. Michael Anthony is the sole member of Century Capital Partners.

         Under Mr. Scher's receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter and paid all past due franchise taxes; paid the outstanding debt with the transfer agent; and made an analysis of the Company's debts and potential for viability as a merger or acquisition candidate. In addition, on October 13, 2007, Mr. Scher, as receiver, appointed Michael Anthony as our sole Director, President, Secretary and Treasurer.

         On December 6, 2007, following the submittal of reports by Mr. Scher, the Court discharged the receiver and returned the Company to the control of its Board of Directors.

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

       On or near August 12, 2008, Corporate Services International Profit Sharing Plan contributed $30,000 as paid in capital to Highland Ridge. Corporate Services International Profit Sharing Plan is an ERISA Trust for which our director, Michael Anthony, is the sole beneficiary. This capital contribution is separate from and in addition to the $6,608.00 capital contribution by Century Capital Partners. Highland Ridge has used and shall continue to use these funds to pay the costs and expenses necessary to maintain the Company as a reporting entity and implement the Company's business plan of acquiring, being acquired by or otherwise becoming an operating business. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

       In consideration of its capital contribution, Highland Ridge agreed to issue to Corporate Services International Profit Sharing plan 1,000,000 shares of Series B Preferred Stock, which Series B Preferred Stock carry super voting rights of ten (10) votes per share and are convertible into ten (10) shares of common stock per share. The 1,000,000 shares of Series B Preferred Stock were issued to Corporate Services International Profit Sharing Plan on August 12, 2008. On November 20, 2008, Corporate Services International Profit Sharing Plan converted the Series B Preferred Stock into 10,000,000 shares of common stock.

         Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts. Mr. Anthony's efforts include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of periodic reports and corresponding audited financial statements. Mr. Anthony and Highland Ridge do not have a written agreement.

         Prior to changing our name to Highland Ridge, on January 31, 2008, Americom Networks International, Inc. was incorporated in Delaware for the purpose of merging with Americom Networks International, Inc. a Florida Corporation so as to effect a re-domicile to Delaware. The Delaware Corporation is authorized to issue 300,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. On February 6, 2008 both Americom Networks the Florida corporation and Americom Networks the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity. The change of domicile from Florida to Delaware was agreed to by the consent of the majority of our outstanding voting stock held by Century Capital Partners and Corporate Services International Profit Sharing Plan.

         Effective August 15, 2008 the Company enacted a 1:50 reverse split of our outstanding common stock and changed our name to our current name, Highland Ridge, Inc. Our new name, Highland Ridge, Inc. is not meant to be indicative of a specific business plan or purpose, but rather was meant to be neutral in an effort to further our plan of attracting a potential merger candidate or acquiring a business. See "Current Business Plan".

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

         On August 5, 2008, we adopted Amended and Restated By-Laws.

Current Business Plan
---------------------

         Highland Ridge is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Highland Ridge's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. Management may sell its shares to a third party who subsequently will complete a transaction to bring the Company from a shell company to an operating entity.

         Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Highland Ridge would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

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

         Highland Ridge has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On August 12, 2008, Corporate Services International Profit Sharing Plan deposited $30,000 with the Company and accordingly the cash balance on that date was $30,000. At quarter end March 31, 2009 Highland Ridge had a cash balance of $16,505. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Highland Ridge has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

     Management has not identified and is not currently negotiating a new business opportunity for us. As of May 14,2009, Highland Ridge is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

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

Acquisition of Opportunities
----------------------------

         Management beneficially owns 10,880,000 shares of common stock (post split) or 99% of the voting rights of the total issued and outstanding capital shares of Highland Ridge. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities. In the past management has completed a sale of its stock to new management who subsequently complete a transaction to move the Company from a shell to an operating business.

         It is anticipated that any securities issued in any reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2009 we had a cash balance of $16,505. At March 31, 2009 the Company had current liabilities of $23,168, $21,508 of which was due to related parties.

         We have had no revenues in either the quarter end March 31, 2009 or 2008. Our operating expenses for the quarter end March 31, 2009 were $7,783 comprised of general and administrative expenses. Accordingly, we had a net loss of $7,783 and a net loss per share of $Nil for the quarter end March 31, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         We have received a total of $36,608.00 from management related parties as capital investments in exchange for 44,000,000 (880,000 post split) shares of common stock and 1,000,000 shares of Series B Preferred Stock. On November 20, 2008, Corporate Services International Profit Sharing Plan converted the Series B Preferred Stock into 10,000,000 shares of common stock. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of March 31, 2009 the Company had current liabilities of $23,168, of which $21,508 are owed to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through March 31, 2009, which totaled $10,800 for the six months then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six months ended March 31, 2009. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         The Company has limited liquidity or capital resources. As of March 31, 2009, the Company had a cash balance of $16,505. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

             It is the responsibility of the chief executive officer and chief financial officer of Highland Ridge, Inc. to establish and maintain a system for internal controls over financial reporting such that Highland Ridge, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of March 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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


ITEM 1: LEGAL PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 30, 2008 after notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors. At the meeting, Michael Anthony was elected the sole Director. Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer. The total votes, in pre-split numbers in favor of Mr. Anthony's election were 44,022,100; those against were 0; and those abstaining were 5,334,127.

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


Date:  May 14, 2009                           HIGHLAND RIDGE, INC.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer