Form 10-Q
period 2009-06-30
Highland Ridge, Inc.
filed 2009-08-11
CIK 1101246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [_]


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,987,131 as of August 14, 2009

                              HIGHLAND RIDGE, INC.

                                TABLE OF CONTENTS


                                                                         Page
                                     Part I

Item 1.  Financial Statements.............................................3

Item 2.  Management's Discussion and Analysis.............................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......17

Item 4T. Controls and Procedures..........................................17

                                     Part II

Item 1.  Legal Proceedings................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......19

Item 3.  Default Upon Senior Securities...................................19

Item 4.  Submission of Matters to a Vote of Security Holders..............19

Item 5.  Controls and Procedures..........................................19

Item 6.  Exhibits.........................................................20


Signatures................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                        Highland Ridge, Inc.
                                            Balance Sheet
                                                                June 30,      Sept 30,
                                                                  2009          2008
                                                                --------      --------
                                                               (unaudited)

                              ASSETS
Current assets
Cash                                                            $  9,835      $ 29,419
Prepaid expenses                                                       0             0
                                                                --------      --------
  Total current assets                                             9,835        29,419
                                                                --------      --------

Total Assets                                                    $  9,835      $ 29,419
                                                                --------      --------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                          $    650      $ 12,141
Accrued expenses                                                       0             0
Due to related parties                                            21,508        21,508
                                                                --------      --------
 Total current liabilities                                        22,158        33,649

Stockholders' Deficiency:
Preferred "B" stock-1,000,000 issued & outstanding in Sept.            0        30,000
Common stock-300,000,000 authorized $001 par value
10,987,131 shares issued & outstanding                            10,987           987
Additional paid-in capital                                        66,977        28,977
Deficit accumulated since quasi reorganization Aug 31, 2005      (90,286)      (64,194)
                                                                --------      --------
Total Stockholders' Deficiency                                   (12,322)       (4,230)
                                                                --------      --------

Total Liabilities & Stockholders' Deficiency                    $  9,835      $ 29,419
                                                                ========      ========

See notes to unaudited interim financial statements.




                                                     Highland Ridge, Inc.
                                                   Statement of Operations
                                                         (unaudited)


                                                           Three Months Ended June 30,          Nine Months Ended June 30,
                                                          ------------------------------      ------------------------------
                                                              2009              2008              2009                2008
                                                          ------------      ------------      ------------      ------------


Revenue                                                   $          0      $          0      $          0      $          0

Costs & Expenses:
  General & administrative                                      11,660            24,017            26,093            34,928
  Interest                                                           0                 0                 0                 0
                                                          ------------      ------------      ------------      ------------
  Total Costs & Expenses                                        11,660            24,017            26,093            34,928

Loss from continuing operations before income taxes            (11,660)          (24,017)          (26,093)          (34,928)
Income taxes                                                         0                 0                 0                 0
                                                          ------------      ------------      ------------      ------------

Net Loss                                                  ($    11,660)     ($    24,017)     ($    26,093)     ($    34,928)
                                                          ------------      ------------      ------------      ------------

Basic and diluted per share amounts:
Continuing operations                                              Nil      ($      0.02)              Nil      ($      0.05)
                                                          ------------      ------------      ------------      ------------
Basic and diluted net loss                                         Nil      ($      0.02)              Nil      ($      0.05)
                                                          ------------      ------------      ------------      ------------


Weighted average shares outstanding (basic & diluted)       10,987,131           987,131         9,118,999           771,949
                                                          ------------      ------------      ------------      ------------

See notes to unaudited interim financial statements.



                                  Highland Ridge, Inc.
                                Statement of Cash Flows
                                      (unaudited)

                                                              Nine Months Ended June 30,
                                                               ----------------------
                                                                 2009           2008
                                                               --------      --------

Cash flows from operating activities:
Net Loss                                                       ($26,093)     ($34,928)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Fair value of services provided by related parties               18,000        32,000
Expenses paid by related parties                                      0         5,372
Increase (decrease) in accounts payable & accrued expenses      (11,491)       (2,444)
                                                               --------      --------
 Cash used by operating activities:                             (19,584)            0
                                                               --------      --------

  Cash used in investing activities                                   0             0
                                                               --------      --------

  Cash generated by financing activities                              0             0
                                                               --------      --------

Change in cash                                                  (19,584)            0
Cash-beginning of period                                         29,419             0
                                                               --------      --------
Cash-end of period                                             $  9,835      $      0
                                                               --------      --------

See notes to unaudited interim financial statements.




                                                       Highland Ridge, Inc.
                                               Statement of Stockholders' Deficiency
                                                            (Unaudited)

                                                              Preferred Stock                       Common Stock
                                                         ------------------------- -----------------------------------------------
                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                                                         Additional     since quasi
                                                                                              Common       paid-in    reorganization
                                                            Shares      Amount      Shares     Stock       capital     Aug 31, 2005
                                                         ----------  -----------  ---------- ----------- -----------  -----------

Balance at September 30, 2007                                                        107,131 $       107 $     5,249  ($    9,036)
                                                         ----------  -----------  ---------- ----------- -----------  -----------

Issuance of Preferred "B" shares                          1,000,000       30,000
Stock issued as reimbursement of reinstatement expenses
paid by related party                                                                880,000         880       5,728
Fair value of services provided by related party                                                              18,000
Net Loss                                                                                                                  (55,158)
                                                         ----------  -----------  ---------- ----------- -----------  -----------
Balance at September 30, 2008                             1,000,000  $    30,000     987,131         987      28,977      (64,194)
                                                         ----------  -----------  ---------- ----------- -----------  -----------
Conversion of Preferred stock                            (1,000,000)     (30,000) 10,000,000      10,000      20,000
Fair value of services provided by related party                                                              18,000
Net Loss                                                                                                                  (26,093)
                                                         ----------  -----------  ---------- ----------- -----------  -----------
Balance at June 30, 2009                                          0  $         0  10,987,131 $    10,987 $    66,977  ($   90,287)
                                                         ----------  -----------  ---------- ----------- -----------  -----------
See notes to unaudited interim financial statements.


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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

6.      RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

       FAIR VALUE OF SERVICES:
The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through June 30, 2009, which totaled $16,200 for the nine-month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine-month period ended June 30, 2009. The total of these expenses was $18,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Similar charges for the comparative 2008 nine month period totaled $12,000.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) was valued at $5,000 and was paid at June 30, 2009.

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

         Highland Ridge has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On August 12, 2008, Corporate Services International Profit Sharing Plan deposited $30,000 with the Company and accordingly the cash balance on that date was $30,000. At quarter end June 30, 2009 Highland Ridge had a cash balance of $9,835. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Highland Ridge has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         Management has not identified and is not currently negotiating a new business opportunity for us. As of August 14, 2009, Highland Ridge is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2009 we had a cash balance of $9,835. At June 30, 2009 the Company had current liabilities of $22,158, $21,508 of which was due to related parties.

         We have had no revenues in either the quarter end June 30, 2009 or 2008. Our operating expenses for the quarter end June 30, 2009 were $11,660 comprised of general and administrative expenses. Accordingly, we had a net loss of $11,660 and a net loss per share of $Nil for the quarter end June 30, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         We have received a total of $36,608.00 from management related parties as capital investments in exchange for 44,000,000 (880,000 post split) shares of common stock and 1,000,000 shares of Series B Preferred Stock. On November 20, 2008, Corporate Services International Profit Sharing Plan converted the Series B Preferred Stock into 10,000,000 shares of common stock. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of June 30, 2009 the Company had current liabilities of $22,158, of which $21,508 are owed to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through June 30, 2009, which totaled $16,200 for the nine months then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine months ended June 30, 2009. The total of these expenses was $18,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

         The Company has limited liquidity or capital resources. As of June 30, 2009, the Company had a cash balance of $9,835. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Highland Ridge, Inc. to establish and maintain a system for internal controls over financial reporting such that Highland Ridge, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of June 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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


Date:  August 11, 2009                            HIGHLAND RIDGE, INC.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer