Form 10-K
period 2009-09-30
Highland Ridge, Inc.
filed 2009-12-08
CIK 1101246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2009

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000 - 53432

                              Highland Ridge, Inc.
                 (Name of small business issuer in its charter)

               Delaware                              13-4013027
   (State or other jurisdiction of                 I.R.S. Employer
    incorporation or organization)               Identification No.)

         330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code - (800) 341-2684

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (for for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $37,496 (107,131 shares at $0.35 on March 31, 2009).

Note: If a determination as to whether a particular person is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,987,131 shares as of December 8, 2009

                    DOCUMENTS INCORPORATED BY REFERENCE: None

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                 HIGHLAND RIDGE

                                TABLE OF CONTENTS

                                                                            Page
                                     Part I

Item 1.  Business..............................................................3

Item 1A. Risk Factors.........................................................10

Item 1B. Unresolved Staff Comments ...........................................16

Item 2.  Properties...........................................................16

Item 3.  Legal Proceedings....................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................17

Item 6.  Selected Financial Data..............................................20

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................20

Item 8.  Financial Statements and Supplementary Data..........................22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................33

Item 9A(T). Controls and Procedures...........................................33

Item 9B. Other Information....................................................34

                                    Part III

Item 10. Directors, Executive Officers, and Corporate Governance..............34

Item 11. Executive Compensation...............................................35

Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................36

Item 13. Certain Relationships and Related Transactions, and Director
            Independence......................................................37

Item 14. Principal Accountant fees and services...............................37

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules. ............................38

Signatures....................................................................39

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

      Highland Ridge has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On August 12, 2008, Corporate Services International Profit Sharing Plan deposited $30,000 with the Company and accordingly the cash balance on that date was $30,000. At Year end September 30, 2009 Highland Ridge had a cash balance of $4,445.22. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Highland Ridge has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

ACQUISITION OF OPPORTUNITIES

      Management beneficially owns 10,880,000 shares of common stock or 99% of the voting rights of the total issued and outstanding capital shares of Highland Ridge. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities. In the past management has completed a sale of its stock to new management who subsequently complete a transaction to move the Company from a shell to an operating business.

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

      On September 22, 2008, Highland Ridge filed a Registration Statement on Form 10 with the Securities and Exchange Commission to become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The Company has been current in its reporting obligations since that time.

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

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

      At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a restricted basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance. As of September 30, 2008 we had cash of $29,419 and as of September 30 2009 we had cash of $4,445.

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

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS

      As of the date of this registration statement, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. There can be no assurance that any prospective business opportunity will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors. The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

      Highland Ridge's common stock has been subject to quotation on the over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. There can be no assurance that there will be an active trading market for our securities in the future. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

CONFLICTS OF INTEREST

      Our management is not required to nor will he commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Highland Ridge. Management is current an officer and director of Ravenwood Bourne, Ltd. a company substantially similar to Highland Ridge.

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

      In addition, conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other non-management stockholders. A conflict of interest may arise between management's personal pecuniary interest and its fiduciary duty to stockholders.

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

POTENTIAL RISKS OF AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY

      If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self sufficiency and blance of payments positions and in other respects.

ADDITIONAL FINANCING REQUIREMENTS

      Highland Ridge has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the year ended September 30, 2008, Highland Ridge incurred $55,158 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees. In addition, as of September 30, 2008 Highland Ridge had current liabilities of $33,649; $21,508 of which was due to related parties. For the year ended September 30, 2009, Highland Ridge incurred $37,483 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees. In addition, as of September 30, 2009 Highland Ridge had current liabilities of $22,158; $21,508 of which was due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this 10-K management related parties have made a total capital investment of $36,608.00 into the Company. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

RULE 144 RELATED RISK

      The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

      Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

      o 1% of the total number of securities of the same class then outstanding; or

      o the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

PROVIDED, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

RESTRICTIONS ON THE RELIANCE OF RULE 144 BY SHELL COMPANIES OR FORMER SHELL COMPANIES

      Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

      o The issuer of the securities that was formerly a shell company has ceased to be a shell company;

      o The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;

      o The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

      o At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

RULE 145 RELATED RISKS

      In the business combination context, Rule 145 has imposed on affiliates of either the acquirer or the target company restrictions on public resales of securities received in a business combination, even where the securities to be issued in the business combination were registered under the Securities Act. These restrictions were designed to prevent the rapid distribution of securities into the public markets after a registered business combination by those who were in a position to influence the business combination transaction. The recent adopted amendments to Rule 145 eliminate these restrictions in most circumstances.

      Under the new amendments, affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquirer, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquirer, and those who become affiliates of the acquirer after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

APPLICATION OF RULE 145 TO SHELL COMPANIES

      Public resales of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

      o The issuer must meet all of the conditions applicable to shell companies under Rule 144;

      o After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144's volume limitations, adequate current public information requirement, and manner-of-sale requirements;

      o After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

      o After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

      We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. We cannot guarantee however that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

      Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of December 8, 2009, we have 10,987,131 shares issued and outstanding. In addition, our Articles of Incorporation, as amended authorize the issuance of 10,000,000 shares of preferred stock, 9,000,000 of which remains undesignated. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

PRINCIPAL STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE HIS SHARES OF COMMON STOCK.

      In order to provide control of the Company to third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholder. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         NONE.

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

      The Company did not submit any matter to a vote of the shareholders for year end September 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the over the counter bulletin board under the symbol "HGHN". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

      According to records of the Company's transfer agent, the Company had approximately 61 holders of Common Stock of record as of December 8, 2009. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended September 30, 2009 and 2008. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

      2009                                       HIGH          LOW

      Quarter ended September 30, 2009          $0.35         $0.35
      Quarter ended June 30, 2009               $0.35         $0.35
      Quarter ended March 31, 2009              $0.35         $0.35
      Quarter ended December 31, 2008           $0.50         $0.50

      2008

      Quarter ended September 30, 2008          $1.05         $0.50
      Quarter ended June 30, 2008               $1.50         $0.50
      Quarter ended March 31, 2008              $0.30         $0.30
      Quarter ended December 31, 2007           $0.55         $0.50

      At the time of filing of this Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase common equity or rights of conversion of the Company.

      Effective February 15, 2008, the Securities and Exchange Commission codified new Rule 144(i). Rule 144(i) provides that the safe harbor found in Rule 144 is not available for the resale of securities initially issued by an issuer that has no or nominal operations and no or nominal assets or assets consisting solely of cash or cash equivalents or any amount of assets consisting of cash or cash equivalents and nominal other assets. In accordance with Rule 144(i), Rule 144 is not available for the re-sale of our securities initially issued while we were a shell company.

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

      Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2009 and 2008, we had $4,445 and $29,419 of cash assets respectively. At September 30, 2008 the Company had current liabilities of $$33,649, $21,508 of which was due to related parties and as of September 30, 2009 we had current liabilities of $22,158, $21,508 of which was due to related parties.

      We have had no revenues in either the year end September 30, 2009 or 2008. Our operating expenses for the year end September 30, 2008 were $55,158 and for the year end September 30, 2009 were $37,483, comprised of general and administrative expenses. Accordingly, we had a net loss of $55,158 and a net loss per share of $0.07 for the year end September 30, 2008 and a net loss of $37,483 and a net loss per share of $Nil for the year end September 30, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

      We have received a total of $36,608.00 from management related parties as capital investments in exchange for 880,000 shares of common stock and 1,000,000 shares of Series B Preferred Stock. On November 20, 2008, Corporate Services International Profit Sharing Plan converted the Series B Preferred Stock into 10,000,000 shares of common stock. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of September 30, 2008 the Company had current liabilities of $33,649 and as of September 30, 2009 the Company had current liabilities of $22,158, of which $21,508 was due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

      Management provided, without cost to the Company, his services, valued at $1,800 per month through September 30, 2009, which totaled $21,600 for the annual period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the annual period ended September 30, 2009. The total of these expenses was $24,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

      The Company has limited liquidity or capital resources. As of September 30, 2009 and 2008, the Company had a cash balance of $4,445 and $29,419 respectively. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

      None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FL 32708


Board of Directors and Shareholders
Highland Ridge, Inc,
West Palm Beach, Florida


I have audited the accompanying balance sheets of Highland Ridge, Inc. as of September 30, 2009 and 2008 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highland Ridge, Inc. as of September 30, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective August 31, 2005, the Company executed a plan of quasi-reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet.


December 4, 2009


/s/ Michael F. Cronin
-----------------------------
Michael F. Cronin
Certified Public Accountant
NY, FL

                                         Highland Ridge, Inc.
                                            Balance Sheet

                                                                       Sept 30,           Sept 30,
-----------------------------------------------------------------------------------------------------
                                                                         2009               2008
-----------------------------------------------------------------------------------------------------

                              ASSETS

Current assets
Cash                                                                      $4,445            $29,419
Prepaid expenses                                                               0                  0
                                                                    --------------------------------
  Total current assets                                                     4,445             29,419

----------------------------------------------------------------------------------------------------
Total Assets                                                              $4,445            $29,419
----------------------------------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                                      $650            $12,141
Accrued expenses                                                               0                  0
Due to related parties                                                    21,508             21,508
                                                                    --------------------------------
  Total current liabilities                                               22,158             33,649

Stockholders' Deficiency:
Preferred "B" stock-1,000,000 issued & outstanding in 2008                     0             30,000
Common stock-300,000,000 authorized $001 par value
10,987,131 shares issued & outstanding                                    10,987                987
Additional paid-in capital                                                72,977             28,977
Deficit accumulated since quasi reorganization Aug 31, 2005             (101,677)           (64,194)
                                                                    --------------------------------
Total Stockholders' Deficiency                                           (17,713)            (4,230)

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                              $4,445            $29,419
----------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                     Highland Ridge, Inc.
                                   Statement of Operations
                                  Years Ended September 30,


                                                           ----------------
                                                                      2009             2008
                                                           ---------------------------------

Revenue                                                                 $0               $0

Costs & Expenses:
  General & administrative                                          37,483           55,158
  Interest                                                               0                0
                                                           ---------------------------------
  Total Costs & Expenses                                            37,483           55,158

Loss from continuing operations before income taxes                (37,483)         (55,158)
Income taxes                                                             0                0

--------------------------------------------------------------------------------------------
Net Loss                                                          ($37,483)        ($55,158)
--------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                  Nil           ($0.07)
--------------------------------------------------------------------------------------------
Basic and diluted net loss                                             Nil           ($0.07)
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            9,589,871          826,032
--------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                          Highland Ridge, Inc.
                                        Statement of Cash Flows
                                        Year Ended September 30,


                                                                 -------------------------------------
                                                                             2009                2008
                                                                 -------------------------------------

Cash flows from operating activities:
Net Loss                                                                 ($37,483)          ($55,158)
Adjustments required to reconcile net loss
    to cash used in operating activities:
Fair value of services provided by related parties                         24,000             38,000
Expenses paid by related parties                                                0              6,880
Increase (decrease) in accounts payable & accrued expenses                (11,491)             9,697
------------------------------------------------------------------------------------------------------
 Cash used by operating activities:                                       (24,974)              (581)
------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of preferred stock                                       0             30,000
------------------------------------------------------------------------------------------------------
 Cash generated by financing activities                                         0             30,000
------------------------------------------------------------------------------------------------------

Change in cash                                                            (24,974)            29,419
Cash-beginning of period                                                   29,419                  0
------------------------------------------------------------------------------------------------------
Cash-end of period                                                         $4,445            $29,419
------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                                        Highland Ridge, Inc.
                                               Statement of Stockholders' Deficiency


                                          Preferred Stock                         Common Stock
                                    ----------------------------  ---------------------------------------------
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                   Additional       since quasi
                                                                                      Common         paid-in       reorganization
                                         Shares          Amount       Shares           Stock         capital        Aug 31, 2005
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2007                                           107,131           $107          $5,249          ($9,036)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Preferred "B" shares        1,000,000        30,000
Stock issued as reimbursement of
  reinstatement expenses paid
  by related party                                                      880,000            880           5,728
Fair value of services provided
  by related party                                                                                      18,000
Net Loss                                                                                                                (55,158)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2008           1,000,000       $30,000         987,131            987          28,977          (64,194)
----------------------------------------------------------------------------------------------------------------------------------
Conversion of Preferred stock          (1,000,000)      (30,000)     10,000,000         10,000          20,000
Fair value of services provided
  by related party                                                                                      24,000
Net Loss                                                                                                                (37,483)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2009                   0            $0      10,987,131        $10,987         $72,977        ($101,677)
----------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Financial Statements.

                              HIGHLAND RIDGE, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                               September 30, 2009

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended September 30, 2009 or 2008. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

FAIR VALUE ACCOUNTING: On October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, FAIR VALUE Measurements ("SFAS 157") (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning October 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on October 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

UNCERTAIN TAX POSITIONS

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on July 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements

RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

      In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

                              HIGHLAND RIDGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009


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

We have a current operating loss carry-forward of $ 60,000 resulting in deferred tax assets of $20,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At September 30, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

      FAIR VALUE OF SERVICES:
The sole office and director provided, without cost to the Company, his services, valued at $1,800 per month. The same individual also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was $24,000 and $18,000 for 2009 and 2008, respectively, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

There are no employee or non-employee options grants.

5. RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

DUE RELATED PARTIES: Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to establishing a bank account. Such items totaled $21,508 at September 30, 2009 and 2008 respectively. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) were valued at $30,000 of which $20,000 was unpaid at September 30, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 9A(T).  CONTROLS AND PROCEDURES

      It is the responsibility of the chief executive officer and chief financial officer of Highland Ridge, Inc. to establish and maintain a system for internal controls over financial reporting such that Highland Ridge, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2009, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      Based on its assessment, management concluded that, as of September 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

NAME              AGE      POSITION                       EXECUTIVE OFFICER
                                                          AND DIRECTOR SINCE

Michael Anthony   43       Chief Executive Officer,
                           President, Secretary,
                           Treasurer, Director            October 13, 2007

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

      Mr. Anthony, age 43, has been an officer and director of the Company since October 13, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. a personal use business consulting company. Mr. Anthony is the sole member of Century Capital Partners, LLC, a personal use business consulting company.

      In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiary Home Sales 24/7, Inc. Union Equity, Inc. is an Internet based real estate marketing firm.

      On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position on August 24, 2007. On or about March 15, 2007, Mr. Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company and resigned his position on March 31, 2008. On or about May 25, 2007, Mr. Anthony became an officer and director or Aim Smart Corporation, a reporting blank check company and resigned his position on April 24, 2008. On or about July 2, 2007, Mr. Anthony became an officer and director of Diversified Opportunities, Inc., a reporting blank check company and resigned his position on May 30, 2008. On or about April 12, 2007, Mr. Anthony became an officer and director of Econometrics, Inc., a reporting blank check company and resigned his position on January 10, 2009. On or about September 5, 2007, Mr. Anthony became an officer and of Dover Glen, Inc., a reporting blank check company and resigned his position on December 16, 2008.

      In addition, Mr. Anthony is currently an officer and director of Ravenwood Bourne, Ltd., a reporting blank check company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end September 30, 2009, all Section 16(a) forms were filed.

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

ITEM 11. EXECUTIVE COMPENSATION

      No executive compensation was paid during the fiscal period ended September 30, 2008 or 2009 by Highland Ridge. Highland Ridge has no employment agreement with any of its officers and directors. Highland Ridge has no employees and no compensation committee.

      The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2009

                         PERCENT OF
          NUMBER OF      TOTAL OPTIONS
          SECURITIES     GRANTED TO          EXERCISE OR
          UNDERLYING     EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME      OPTIONS        FISCAL YEAR         ($/SH)         DATE
----      -------        -----------         ------         ----


NONE


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

                                      NUMBER OF SECURITIES
         ACQUIRED        VALUE        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN
NAME     ON EXERICSE     REALIZED     OPTIONS AT FY-END (#)         THE MONEY OPTIONS
----     -----------     --------     ---------------------         ------------
                                      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                                      -----------  -------------    -----------  -------------

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

      The following table sets forth, as of December 8, 2009 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner                  Common Shares   Percentage(1)
----------------------------------------------------
Michael Anthony(2)       10,880,000         99%
-----------------------------------------------------
Officers and directors   10,880,000         99%
as a group (1 persons)

5% Shareholders

None

------------------------

(1) Based on 10,987,131 shares of common stock outstanding as of December 8, 2009.

(2) 880,000 held by Century Capital Partners, LLC, an entity for which Michael Anthony is the sole managing member. 10,000,000 held by Corporate Services International Profit Sharing, an entity for which Michael Anthony has the sole beneficial interest.

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

      Laura Anthony, Esquire is corporate and securities counsel to the Company. Laura Anthony is Michael Anthony's wife. Ms. Anthony's total legal fees for the year ending September 30, 2008 totaled $20,000 and for the year ending September 30, 2009 were $10,000.

      Highland Ridge does not have any outside directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

      The Company was billed a total of $4,450 for the fiscal years ended September 30, 2008 and 2009 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

AUDIT RELATED FEES

      There were $0 in audit related fees for the fiscal years ended September 30, 2008 and 2009. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

      There were no tax fees for the fiscal year ended September 30, 2009. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended September 30, 2009 and 2008 are attached hereto as F-1 through F-

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

3.2         Amended and Restated By-Laws*

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002


      *     Previously filed with the Company Form 10 filed on September 22,
            2008

REPORTS ON 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 8, 2009                            HIGHLAND RIDGE


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer