Form 10-Q
period 2009-12-31
Highland Ridge, Inc.
filed 2010-02-22
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

HIGHLAND RIDGE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-53432	13-4013027
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Room 4002, RongChao Landmark
4028 Jintian Rd, Futian District
Shenzhen, P.R. China
(Address of principal executive offices) (Zip Code)

+86(755) 8323-2722
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding as at February 22, 2010 was 10,987,131.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                            Financial Statements

Highland Ridge, Inc.
Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)
Assets

Current Assets
Cash	$3,795	$4,445
Total current assets	3,795	4,445
Total Assets	$3,795	$4,445

Liabilities and Stockholders' Deficit

Current Liabilities
Account payable-trade	$650	$650
Due to related party	21,508	21,508
Total current liabilities	22,158	22,158
Total liabilities	22,158	22,158

Stockholders' Deficit
Preferred shares–10,000,000 authorized, 0 outstanding	0	0
Common stock-300,000,000 authorized $.001 par value 10,987,131 shares issued & outstanding	10,987	10,987
Additional paid in capital	72,977	72,977
Deficit accumulated	(102,327)	(101,677)
Total stockholders' deficit	(18,363)	(17,713)
Total liabilities and stockholders' deficit	$3,795	$4,445

See notes to unaudited interim financial statements.

Highland Ridge, Inc.
Statements of Operations
(Unaudited)
Three months ended December 31, 2009 and 2008

	2009	2008

Revenues	$0	$0

Expenses
General and administrative expenses	650	6,650
Total Costs & Expenses	650	6,650

Loss from continuing operations before income taxes	(650)	(6,650)
Net Loss	(650)	(6,650)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average shares outstanding (basic & diluted)	10,987,131	5,443,653

See notes to unaudited interim financial statements.

Highland Ridge, Inc.
Statement of Cash Flows
(Unaudited)
Three months ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities
Net loss	$(650)	$(6,650)
Adjustment to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	0	6,000
Increase (decrease) in accounts payable & accrued expenses	0	(10,481)
Net Cash Used in Operating Activities	(650)	(11,131)

Net Increase (Decrease) in Cash	(650)	(11,131)

Cash, Beginning of Period	4,445	29,419

Cash, Ending of Period	$3,795	$18,288

Supplemental disclosures with respect to cash flow:
Interest paid	$0	$0
Income taxes paid	$0	$0

See notes to unaudited interim financial statements.

HIGHLAND RIDGE, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended September 30, 2009 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2009 as reported in form 10-K have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company does not presently have any sources of revenue, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2.           SUBSEQUENT EVENT

We have evaluated subsequent events through February 19, 2010, the date the consolidated financial statements were available to be issued.

On January 13, 2010 (the “Closing Date”), Highland Ridge, Inc. entered into a share purchase agreement (the “Purchase Agreement”) with Michael Anthony, (“Anthony”), and other individuals set forth on Schedule A of the Purchase Agreement (the “Purchasers”).  Pursuant to the Purchase Agreement, the Company sold an aggregate of 10,880,000 shares of common stock of the Company to the Purchasers for a total of $225,000 (the “Transaction”).

Immediately following the Transaction, we re-purchased 10,880,000 common shares from Corporate Services International Profit Sharing and Century Capital Partners, LLC, which are both beneficially owned by Anthony, for an aggregate purchase price of $225,000, as contemplated by the repurchase agreement (the “Repurchase Agreement”) by and among the Corporation, Corporate Services International Profit Sharing and Century Capital Partners, LLC, also dated January 13, 2010. As a result, the Purchasers held 99% of the common shares of the Company and the above transactions resulted in a change in control of the Company.

In connection with the Purchase Agreement, Michael Anthony, former President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company, resigned from his officer positions, and Ms. Jiaojiao Jiao was appointed as the President, Chief Executive Officer, Treasurer and Secretary of the Company effective immediately. Anthony resigned as the director of the Company and Jiaojiao Jiao was appointed as the sole director and Chairman of the Board of Directors effective ten (10) days following the filing and mailing of the Schedule 14f-1 which we filed on January 13, 2010.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and ,

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Business Overview

Highland Ridge, Inc., (the “Company”, “we”, “us” or “Highland Ridge”), was originally incorporated on July 22, 1988 in the State of Florida as Sea Green, Inc. We are a shell company with nominal operations and nominal assets. At this time, Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. Management may sell its shares to a third party who subsequently will complete a transaction to bring the Company from a shell company to an operating entity.

Results of Operations

No revenue has been generated by the Company during such period, and it is unlikely the Company will have any future revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net income (loss) for the three months ended December 31, 2009 was $650 compared to $6,650 for the three months ended December 31, 2008.

Liquidity and Capital Resources

The Company will not have any future revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2009, the Company had cash of $3,795.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

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

Except as stated above, our officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2010, we entered into a share purchase agreement with certain purchasers pursuant to which we issued an aggregate of 10,880,000 shares of our common stock to these purchasers for a total of $225,000.  All such shares of common stock sold by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Highland Ridge, Inc.

Date: February 22, 2010	By:	/s/ Jiaojiao Jiao
Jiaojiao Jiao
President (Principal Executive Officer and Principal Financial and Accounting Officer)