Form 10-Q
period 2010-03-31
Highland Ridge, Inc.
filed 2010-05-14
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 000-53432

HIGHLAND RIDGE, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	13-4013027
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 4002, Rong Chao Landmark
4028 Jintian Rd, Futian District
Shenzhen, P.R. China
(Address of principal executive offices)
86 (755) 8323-2722
(Registrant’s telephone number, including area code)
N/A
(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2010 is as follows:

Common Stock, $.001 par value	30,181,552

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HIGHLAND RIDGE, INC.
INDEX TO FINANCIAL STATEMENTS

Highland Ridge, Inc. Balance Sheets March 31, 2010

	March 31, 2010	September 30, 2009
	(Unaudited)
Assets

Current Assets
Cash	$0	$4,445
Prepaid expenses	0	0
Total current assets	0	4,445
Total Assets	$0	$4,445

Liabilities and Stockholders' Deficit

Current Liabilities
Account payable-trade	$3,907	$650
Due to related party	0	21,508
Total current liabilities	3,907	22,158
Total liabilities	3,907	22,158

Stockholders' Deficit

Preferred shares -10,000,000 authorized, none outstanding	0	0
Common stock-300,000,000 authorized $.001 par value 10,987,131 shares issued & outstanding	10,987	10,987
Additional paid in capital	94,485	72,977
Accumulated deficit	(109,379)	(101,677)
Total stockholders' deficit	(3,907)	(17,713)
Total liabilities and stockholders' deficit	$0	$4,445

See accompany notes to financial statements

Highland Ridge, Inc. Statements of Operations Three and Six Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended March	Ended March	Ended March	Ended March
	31, 2010	31, 2009	31, 2010	31, 2009

Revenues	$0	$0	$0	$0

Expenses
General and administrative expenses	7,052	7,783	7,702	14,433
Interest	0	0	0	0
Total Costs & Expenses	7,052	7,783	7,702	14,433

Net Loss	$(7,052)	$(7,783)	$(7,702)	$(14,433)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic & diluted)	10,987,131	10,987,131	10,987,131	8,184,933

See accompanying notes to financial statements

Highland Ridge, Inc. Statements of Cash Flows (Unaudited) Six months ended March 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net loss	$(7,702)	$(14,433)
Adjustment to reconcile net loss to cash used in operating activities
Fair value of services provided by related parties	0	12,000
Increase (decrease) in accounts payable & accrued expenses	3,257	(10,481)
Net Cash Used in Operating Activities	(4,445)	(12,914)

Cash Flows from Financing Activities
Proceeds from common stock issued for cash	225,000	0
Payments to repurchase stock	(225,000)	0

Net Cash Provided by Financing Activities	0	0

Net decrease in Cash	(4,445)	(12,914)

Cash, Beginning of Period	(4,445)	29,419

Cash, Ending of Period	$0	$16,505

Supplemental disclosures with respect to cash flow:
Interest paid	$0	$0
Income taxes paid	$0	$0
Non Cash Transaction: Forgiveness of amounts due to related party	$21,508	$0

See accompanying notes to financial statements

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

CHANGE IN CONTROL

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

At the time of the Transaction, Anthony forgave the Company of the $21,508 which was owed to him, which was accounted for by the Company as a contribution to capital during the period.

3.

SUBSEQUENT EVENT

On May 4, 2010, the Company closed a share exchange agreement (the “Share Exchange Agreement”) with TEC Technology Limited, a Hong Kong limited company (“TEC”), and its sole shareholder, Mr. Hua Peng Phillip Wong, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of TEC in exchange for 19,194,421 shares of the Company’s common stock, par value $0.001, which constituted 63.60% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. Immediately following closing of the reverse acquisition of TEC, Mr. Wong transferred 1,397,049 of the shares issued to him under the share exchange to certain persons who provided prior services to TEC and its subsidiaries, pursuant to a share allocation agreement between Mr. Wong and such service providers on May 4, 2010.

Prior to May 4, 2010, TEC was a private corporation incorporated on November 11, 2009, in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On February 22, 2010, TEC acquired TEC Towers, a Peoples Republic of China (“PRC”) limited liability company, and its PRC subsidiary, ZTEC, pursuant to an equity transfer agreement between Chun Lu, TEC Towers’ sole shareholder, and TEC, pursuant to which, Mr. Lu transferred 100% of the equity interest in TEC Towers to TEC. The transfer was approved by the Department of Commerce of Anhui Province on March 2, 2010. TEC Towers was established in the PRC on April 19, 2006, for the manufacture, sale and installation of communications and power steel towers, and the manufacture and sale of communications products. On March 10, 2010, in connection with its acquisition by TEC, TEC Towers was recognized by the Department of Commerce of Anhui Province as a foreign-invested enterprise. ZTEC was established on December 7, 2009, by a 90% contribution from TEC Towers and a 10|% contribution from Yiping Zhu, a PRC individual, for the sale and installation of communications steel towers, and communication construction projects.. As a result, ZTEC is our 90% majority owned indirect PRC subsidiary. ZTEC’s production facility is still under construction and is expected to commence operations by the end of fiscal year 2010.

The share exchange transaction between the Company and TEC Technology Limited was deemed a reverse acquisition for accounting purposes, with TEC as the acquirer and the Company as the acquired party.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our potential inability to raise additional capital that is necessary to fund our operations and our expansion, including our intended acquisitions; the possibility that third parties hold proprietary rights that preclude us from marketing our products; the emergence of additional competing technologies; changes in domestic and foreign laws, regulations and taxes; changes in economic conditions; uncertainties related to China’s legal system and economic, political and social events in China; a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks.” Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 at Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  “Highland Ridge, Inc.,” the “Company,” “we,” “us,” and “our” refer to the business of Highland Ridge, Inc.

  “Exchange Act” means the Securities Exchange Act of 1934, as amended;

  “Securities Act” means the Securities Act of 1933, as amended.

Overview of Our Business

We were originally organized under the laws of the State of Florida, on July 22, 1988, under the name Sea Green, Inc. On June 3, 1998, we changed our name to Americom Networks Corp. and on July 10, 1998, we changed our name to Americom Networks International, Inc. From our inception through May 1999, when we ceased operations, we were involved in the business of developing and marketing telecommunications systems to high-volume users for use or resale. On February 6, 2008, we entered into an Agreement and Plan of Merger with Americom Networks International, Inc., or Americom, a Delaware corporation and our wholly-owned subsidiary, pursuant to which we agreed to merge with and into Americom, with Americom being the surviving entity. The merger became effective on February 6, 2008. As a result, we became a Delaware corporation. On August 15, 2008, we changed our name to the neutral name Highland Ridge, Inc. in an effort to further our plan of attracting a potential merger candidate or acquiring a business. As a result of the transactions discussed below, we are now engaged in the design, production and sale of towers and related products used in high voltage electric transmission and wireless communications. We plan to change our name to TEC Technology, Inc. to more accurately reflect our new business operations.

Recent Developments

On May 4, 2010, we entered into and closed a share exchange agreement, or the Share Exchange Agreement, with TEC, a Hong Kong limited company, and its sole shareholder, Mr. Hua Peng Phillip Wong, pursuant to which we acquired 100% of the issued and outstanding capital stock of TEC in exchange for 19,194,421 shares of our common stock, par value $0.001, which constituted 63.60% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

Immediately following closing of the reverse acquisition of TEC, Mr. Wong transferred 1,397,049 of the shares issued to him under the share exchange to certain persons who provided prior services to TEC and its subsidiaries, pursuant to a share allocation agreement between Mr. Wong and such service providers on May 4, 2010.

Upon the closing of the reverse acquisition on May 4, 2010, Ms. Jiaojiao Jiao, our sole director and officer, resigned from all offices of the Company that she held. On May 4, 2010, Ms. Jiao also resigned as the sole director of the Company, effective ten (10) days following the filing and mailing of an information statement on Schedule 14f-1, and Mr. Chun Lu, was appointed as Director and Chair of our Board of Directors, effective immediately. Also upon the closing of the reverse acquisition, our board of directors increased its size to 3 members and appointed Mr. Xiaoxiang Liu and Mr. Wei Zhang to fill the vacancies created by such increase, effective as of the effective date of Ms. Jiao’s resignation. In addition, our board of directors appointed Mr. Lu to serve as our Chief Executive Officer, Mr. Yuhua Yang to serve as our Chief Financial Officer, Treasurer and Secretary, Mr. Baojia He to serve as our Chief Technology Officer, Mr. Jianming Wang to serve as our Chief Operating Officer, Ms. Xiaoxiang Liu to serve as our Chief Administrative Officer and Mr. Debin Chen to serve as our Vice President of Sales and Marketing, effective immediately at the closing of the reverse acquisition.

Prior to May 4, 2010, TEC was a private corporation incorporated on November 11, 2009, in Hong Kong. It was principally established to serve as an investment holding company and its operations are carried out in Hong Kong. On February 22, 2010, TEC acquired TEC Towers, a PRC limited liability company, and its PRC subsidiary, ZTEC, pursuant to an equity transfer agreement between Chun Lu, TEC Towers’ sole shareholder, and TEC, pursuant to which, Mr. Lu transferred 100% of the equity interest in TEC Towers to TEC. The transfer was approved by the Department of Commerce of Anhui Province on March 2, 2010. TEC Towers was established in the PRC on April 19, 2006, for the manufacture, sale and installation of communications and power steel towers, and the manufacture and sale of communications products. On March 10, 2010, in connection with its acquisition by TEC, TEC Towers was recognized by the Department of Commerce of Anhui Province as a foreign-invested enterprise. ZTEC was established on December 7, 2009, by a 90% contribution from TEC Towers and a 10|% contribution from Yiping Zhu, a PRC individual, for the sale and installation of communications steel towers, and communication construction projects.. As a result, ZTEC is our 90% majority owned indirect PRC subsidiary. ZTEC’s production facility is still under construction and is expected to commence operations by the end of fiscal year 2010.

For accounting purposes, the acquisition of TEC Towers was accounted for under the acquisition method with TEC as the holding company of both companies for legal purposes.

The share exchange transaction with TEC Technology Limited was treated as a reverse acquisition, with TEC as the acquirer and Highland Ridge, Inc. as the acquired party.

Our common stock is quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority under the symbol “HGHN” and the CUSIP number for our common stock is 430744102.

The chart below presents our corporate structure as of May 4, 2010:

Our principal executive offices are located at Xinqiao Industrial Park, Jingde County, Anhui Province, 242600, People’s Republic of China, and our Shenzhen branch office is located at Modern International Building 1408, Futian District, Shenzhen, People’s Republic of China. The telephone number at our principal executive office is (+86 563) 8023488.

Results of Operations

Prior to May 4, 2010, we were a shell company in search of a potential merger candidate or a business for acquiring. At March 31, 2010, we had incurred losses since its inception and had current liabilities in excess of current assets, and there was substantial doubt about our ability to continue as a going concern. We had no revenues and incurred a net loss of $7,702 for the six months ended March 31, 2010, as compared to net loss of $14,433 for the fiscal quarter ended March 31, 2009. The $6,731, or 87.3%, increase in net loss in the 2010 period is primarily due to reduction in startup SEC filing expenses incurred by the company during the first two quarter of fiscal year 2009

All general and administrative expenses of $7,052 and $7,783 for the fiscal quarters ended March 31, 2010 and 2009, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

As of March 31, 2010, we had a cash balance of $0 and an accumulated deficit of $109,379. We had current liabilities totaling $3,907 as of March 31, 2010.

During the fiscal periods ended March 31, 2010 and 2009, we had no commitments for capital expenditures, however, we incurred routine fees and expenses incident to our reporting duties as a public company and expenses in finding and investigating possible acquisitions.

Off-Balance Sheet Arrangements

For the six months ended March 31, 2010, we did not have any off-balance sheet arrangements.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Chun Lu, our Chief Executive Officer and Mr. Yuhua Yang, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Messrs. Lu and Yang concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND RIDGE, INC.

Dated: May 14, 2010	/s/ Chun Lu
Chun Lu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2010	/s/ Yuhua Yang
Yuhua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002