Form 10-Q
period 2010-06-30
TEC Technology, Inc.
filed 2010-08-16
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53432

TEC TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	13-4013027
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Xinqiao Industrial Park
Jingde County, Anhui Province, 242600
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010 is as follows:

Common Stock, $.001 par value	30,181,552

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010 AND 2009
OF
TEC TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

TEC TECHNOLOGY, INC.
(Incorporated in the State of Delaware, United States of America)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,708,052	$164,927
Accounts receivable, net of allowance for doubtful accounts -current portion	17,359,204	8,791,842
Inventory	9,783,133	7,066,787
Deposits and prepaid expenses	2,080,886	2,716,237
Other receivable	1,683,344	3,802,358
Taxes recoverable	-	4,889
Total current assets	32,614,619	22,547,040
Property and equipment
Property and equipment, net of accumulated depreciation	3,714,259	3,353,841
Other assets
Land use rights, net of accumulated amortization	2,039,015	2,051,837
Long term accounts receivable, net of allowance for doubtful accounts	136,068	-
	2,175,083	2,051,837
Total assets	$38,503,961	$27,952,718

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$12,422,388	$5,012,224
Other payable and accrued expenses	5,137,663	3,251,687
Taxes payable	387,549	1,306,915
Customer deposits	62,156	113,867
Short term borrowings	12,557,325	12,733,709
	30,567,081	22,418,402
Commitments and contingencies	-	-
Stockholders' equity
Preferred "B" stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,182,522 and 19,194,421 shares issued and outstanding June 30, 2010 and December 31, 2009 respectively	$30,182	$19,195
Additional paid in capital	962,126	951,605
Retained earnings	6,576,576	4,235,616
Accumulated other comprehensive income	367,996	327,900
Total stockholders' equity	7,936,880	5,534,316
Total liabilities and stockholders' equity	$38,503,961	$27,952,718

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.
(Incorporated in the State of Delaware, United States of America)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$9,427,220	$4,725,600	$14,606,979	$6,407,520
Cost of goods sold	6,443,918	2,990,817	9,957,895	4,211,649
Gross profit	2,983,302	1,734,783	4,649,084	2,195,871
Selling and marketing expenses	(486,367)	(21,779)	(789,867)	(95,229)
General and administrative expenses	(363,402)	(158,828)	(644,948)	(356,708)
Net income from operations	2,133,533	1,554,176	3,214,269	1,743,934
Other income (expenses)
Government grant	179,417	63,010	179,417	63,010
Other income	13,694	29,414	13,695	29,338
Interest expense	(292,217)	(170,159)	(679,560)	(255,452)
Net other income (expenses)	(99,106)	(77,735)	(486,448)	(163,104)
Net income before provision for income taxes	2,034,427	1,476,441	2,727,821	1,580,830
Provision for income taxes	(209,868)	(367,027)	(386,861)	(396,811)
Net income	1,824,559	1,109,414	2,340,960	1,184,019
Other comprehensive gain
Foreign currency translation gain	20,048	(12,813)	40,096	(16,747)
Comprehensive income	$1,844,607	$1,096,601	$2,381,056	$1,167,272
Weighted average numbers of common shares
Basic	22,856,798	19,194,421	22,856,798	19,194,421
Diluted	22,856,798	19,194,421	22,856,798	19,194,421
Earnings per share
Basic	$0.08	$0.06	$0.10	$0.06
Diluted	$0.08	$0.06	$0.10	$0.06

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.
(Incorporated in the State of Delaware, United States of America)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,340,960	$1,184,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,824	73,445
Amortization of intangible assets	21,127	21,110
Changes in operating assets and liabilities
Increase in inventory	(2,716,346)	(1,217,770)
Decrease (increase) in deposits and prepaid expenses	635,351	(1,817,596)
Increase in accounts receivable	(8,703,430)	(3,414,988)
Decrease (increase) in other receivable	2,119,014	(1,304,119)
Decrease in taxes recoverable	4,889	92,151
(Decrease) increase in taxes payable	(919,366)	105,034
Increase in accounts payable	7,410,164	1,346,905
Decrease in customer deposits	(51,711)	(28,811)
Increase in other payable and accrued expenses	1,885,976	1,841,442
Net cash provided by (used in) operating activities	2,156,452	(3,119,178)
Cash flows from investing activities
Purchases of property and equipment	(455,446)	(334,335)
Purchases of land use rights	-	(1,643,546)
Net cash used in investing activities	(455,446)	(1,977,881)
Cash flows from financing activities
Common stock issued	10,987	-
Additional paid in capital raised	10,521	290,276
Proceeds from short term borrowings	-	4,860,390
Repayment of short term borrowings	(176,384)	-
Net cash (used in) provided by financing activities	(154,876)	5,150,666
Effects on exchange rate changes on cash	(3,005)	3,125
Increase in cash and cash equivalents	1,543,125	56,732
Cash and cash equivalents, beginning of period	164,927	704,854
Cash and cash equivalents, end of period	$1,708,052	$761,586
Supplementary disclosures of cash flow information:
Cash paid for interest	$679,560	$255,452
Cash paid for income taxes	$386,861	$396,811

See accompanying notes of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

Highland Ridge, Inc. (the “Company”)(“HGHN”) (formerly known as Sea Green, Inc., Americom Networks Corp. and Americoman Networks International, Inc.) was incorporated on July 22, 1988 in the State of a Delaware, United States of America. On June 9, 2010, the Company changed its name from Highland Ridge, Inc. to TEC Technology, Inc. (“HGHN”).

TEC Technology Limited (“TEC”) is a private corporation, under the Companies Laws of the Hong Kong (“HK”) on November 24, 2009. Both HGHN and TEC were both shell companies.

On February 22, 2010, TEC entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with Mr. Chun Lu, the existing sole shareholder of Anhui TEC Tower Co., Ltd (“ATEC”). On March 10, 2010, TEC acquired 100% of the outstanding shares. This acquisition was accounted for as a reverse merger with TEC Technology Limited being the legal acquirer. The accounting treatment for this transaction is essentially recapitalization of ATEC with TEC’s common stock.

On May 4, 2010, the Company entered into a Share Exchange Agreement, with TEC, and its sole stockholder, Mr. Hua Peng Phillip Wong, pursuant to which the Company acquired 10,000 shares of TEC, representing 100% of the issued and outstanding capital stock, in exchange for 19,194,421 shares of our common stock, par value $0.001, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. TEC is a holding company for three PRC based operating subsidiaries (ATEC, ZTEC and STD) which are engaged in the design, production and sale of transmission towers for telecommunications service providers and electric utilities. On the same date, Mr. ChunLu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TEC and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares our common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365 th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement, which effected a reverse acquisition of the TEC. The accounting treatment for this transaction is essentially recapitalization of TEC with HGHN’s common stock.

TEC established wholly owned Shuncheng Taida Technology Co., Ltd (“STD”) (the “Operating Subsidiaries”) incorporated in the People’s Republic of China with limited liability on January 20, 2010. STD’s capital has yet been introduced and it has not yet commenced operations. STD’s main business will include engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

ATEC is a private corporation, incorporated under the laws of the People’s Republic of China (“PRC”) on July 3, 2007. ATEC’s principal activities are the development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

On December 7, 2009, ATEC purchased a 90% equity interest in Zheijiang TEC Tower Co., Limited (“ZTEC”), a PRC limited company with Ms. Yiping Zhu, an individual holder of the remaining 10% equity interest in ZTEC. ZTEC’s production facility is still under construction and it has not yet commenced operations. ZTEC’s main business will include the development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

The Company is located at Xinqiao Industrial Park, Jingde Country, Anhui Province, 242600, People’s Republic of China.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of	Place of			Date of	Percentage
subsidiary	incorporation	Registered capital	Paid - in capital	incorporation	of interest	Principal activity
TEC Technology Limited	Hong Kong	HK$10,000	HK$10,000	November 24, 2009	100% directly	Investment holding

Anhui TEC Tower Co ., Limited	People's Republic of China	RMB20,000,000	RMB9,400,000	July 3, 2007	100% directly	Development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

Zhejiang TEC Tower Co ., Limited	People's Republic of China	RMB89,000,000	RMB17,800,000	December 7, 2009	90% directly	The company has yet commenced its business of development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

Shuncheng Taida Technology Co., Limited	People's Republic of China	$1,000,000	$Nil	January 20, 2010	100% directly	The company has yet commenced its business of engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

2.3	BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF CONSOLIDATION AND PRESENTATION (CONTINUED)

On February 22, 2010, TEC entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with Mr. Chun Lu, the existing sole shareholder of Anhui TEC Tower Co., Ltd (“ATEC”). On March 10, 2010, the TEC acquired 100% of the outstanding shares. This acquisition was accounted for as a reverse merger with TEC Technology Limited being the legal acquirer. The accounting treatment for this transaction is essentially recapitalization of ATEC with TEC’s common stock.

On March 10, 2010, TEC completed a reverse acquisition transaction through of 100% interest in ATEC, and became the immediate parent company of the group. On May 4, 2010, the Company entered into a Share Exchange Agreement, with TEC, and its sole stockholder, Mr. Hua Peng Phillip Wong, pursuant to which the Company acquired 10,000 shares of TEC, representing 100% of the issued and outstanding capital stock, in exchange for 19,194,421 shares of our common stock, par value $0.001, which constituted 63.6% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. TEC is a holding company for three PRC based operating subsidiaries (ATEC, ZTEC and STD) which are engaged in the design, production and sale of transmission towers for telecommunications service providers and electric utilities. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TEC and Mr. Hua Peng Phillip Wong, our controlling shareholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares our common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365 th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement, which effected a reverse acquisition of the TEC. The accounting treatment for this transaction is essentially recapitalization of TEC with HGHN’s common stock.

Prior to the acquisition of ATEC by TEC, TEC and HGHN were both shell companies. For reporting purposes, the Company has assumed that Mr. Lu exercised his option immediately and thus HGHNN, TEC and ATEC are effectively under same control of Mr. Lu when the Company acquired ATEC. The acquisition transactions between (i) HGHN and TEC and (ii) TEC and ATEC are accounted for as reverse mergers.

For accounting purposes, the combination of the company and TEC was accounted for as a reverse merger with ATEC as the acquirer and HGHN and TEC as the acquired party and the acquisition of ZTEC and STD was accounted for under the acquisition method with TEC as the immediate parent corporation of both companies for legal purposes and the Company as the ultimate parent corporation. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

HGHN, TEC, ATEC, ZTEC and STD are hereafter referred to as (“the Company”).

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.4	USE OF ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.5	ECONOMIC AND POLITICAL RISK

The Company’s business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China’s political, economic and legal environments may influence the Company’s business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti-inflationary measures, and rates and methods of taxation.

2.6	REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

2.7	SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $149,852 and $52,472 for the three months ended June 30, 2010 and June 30, 2009. Shipping and handling costs amounted to $289,572 and $94,784 for the six months ended June 30, 2010 and June 30, 2009.

2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $1,539 and $459 for the three months ended June 30, 2010 and June 30, 2009. Advertising costs amounted to $2,582 and $2,145 for the six months ended June 30, 2010 and June 30, 2009.

2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $nil as incurred for the three months ended June 30, 2010 and June 30, 2009. Research and development costs amounted to $nil for the six months ended June 30, 2010 and June 30, 2009. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

2.10	GOVERNMENT GRANTS

Government grants represent local authority grants to the company for infrastructure development. It is recognized on cash basis when the local authority approves the grant to the company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.11	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in bank and on hand, demand deposits with banks and other financial institutions, and short- term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

	June 30, 2010	December 31, 2009

Cash and bank balances	$1,708,052	$164,927

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Foreign currency translation gain included in accumulated other comprehensive income amounted to $367,996 of June 30, 2010 and $327,900 as of December 31, 2009. The balance sheet amounts with the exception of equity at June 30, 2010 and December 31, 2009 were translated at RMB6.79 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months ended June 30, 2010 and June 30, 2009 were RMB6.82 to $1.00 and RMB6.85 to $1.00.

2.13	BUSINESS COMBINATIONS.

The Company adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.14	NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation”. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on our consolidated financial statements.

2.15	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. . Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Assets Classifications	Estimated useful life

Buildings	50 years
Plant and machinery	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 years

Any gain or loss arising on the sale or disposal of the asset is included in the income statement in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred.

	June 30, 2010	December 31, 2009
Buildings	$2,471,619	$2,425,451
Plant and machinery	1,290,185	1,062,185
Furniture, fixtures and office equipment	60,161	61,455
Motor vehicles	284,702	87,257
	4,106,667	3,636,348

Less: Accumulated depreciation	(392,408)	(282,507)
Net book value	$3,714,259	$3,353,841

Depreciation expense was $69,326 and $38,611 for the three months ended June 30, 2010 and June 30, 2009 respectively. Depreciation expense was $129,824 and $73,445 for the six months ended June 30, 2010 and June 30, 2009

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.16	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the ATEC has leased three lots of land at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total cost of the first, the second and the third land use rights of ATEC was $2,112,867 and the lease expires in 2056, 2058 and 2058 respectively.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

	June 30, 2010	December 31, 2009

Cost	$2,121,509	$2,112,867
Less: Accumulated amortization	(82,494)	(61,030)
Net book value	$2,039,015	$2,051,837

Amortization expense was $10,563 and $10,555 for the three months ended June 30, 2010 and June 30, 2009 respectively. Amortization expense was $21,127 and $21,110 for the six months ended June 30, 2010 and June 30, 2009.

2.17	IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360,”Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

2.18	CAPITALIZED INTERNAL-USE SOFTWARE

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with ASC Topic 350-40, “Internal Use Software”. To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.19	INVENTORY

Inventory consists primarily of raw materials, work in progress, and finished goods. Raw materials are stated at cost. Cost comprises direct materials and, where applicable direct labor costs and applicable overhead costs that has been incurred in bringing the inventory to its present location and condition. Finished goods are stated at the lower of cost (determined on first in first out method) or market value.

	June 30, 2010	December 31, 2009

Raw materials	$6,945,420	$3,949,512
Work in progress	525,093	129,726
Finished goods	2,312,620	2,987,549
	$9,783,133	$7,066,787

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products.

2.20	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In general, the sale contracts provide 10% of the contract price as retention monies for 1 to 2 years as warranty period. The customers will release retention monies after the expiry of warranty period as they have no claims for the products. Provision for doubtful accounts and bad debts written off for the three months ended June 30, 2010 and six months ended June 30, 2010 are $nil.

Aging of accounts receivable is as follows:

	June 30, 2010	December 31, 2009

within 3 months	$9,832,133	$8,398,448
over 3 months and within 6 months	7,527,071	152,797
over 6 months and within 1 year	-	240,597
over 1 year	136,068	-
	17,495,272	8,791,842

Less: reclassified as long term accounts receivable	(136,068)	-
	$17,359,204	$8,791,842

Accounts receivable includes the amounts of $3,457,974 (12.31.2009: $1,333,972) that was factored to the Industrial and Commercial Bank, PRC for collection.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.21	DEPOSITS AND PREPAID EXPENSES

	June 30 , 2010	December 31, 2009

Guarantee deposits	$1,093,187	$1,334,237
Advances to suppliers	947,271	1,351,157
Prepayment for purchase of property and equipment	39,845	13,570
Advances to logistic service providers	583	9,938
Utility deposits	-	7,335
	$2,080,886	$2,716,237

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Advances to suppliers are down payments or deposits for inventory purchases. The inventory is normally delivered within one to two months after the payments have been made.

2.22	OTHER RECEIVABLE

	June 30, 2010	December 31, 2009

Due from former sole stockholder and his affiliates	$104,577	$2,948,905
Loan due from third parties	-	195,111
Due from employees	784,790	655,238
Due from third parties	644,585	-
Others	149,392	3,104
	$1,683,344	$3,802,358

Due from former sole stockholder and his affiliates and loan due from third parties are unsecured advances, interest free and without fixed terms of repayment and are for the specific business purposes. Due from employees are the amounts advanced for business transactions on behalf of the company and will be reconciled on the completion of business transactions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.23	OTHER PAYABLE AND ACCRUED EXPENSES

	June 30, 2010	December 31, 2009
Due to former sole stockholder and his affiliates	$2,722,847	$-
Loans due to third parties and local province government	2,018,010	1,350,146
Due to potential investors	-	880,200
Due to employees	165,861	18,015
Due to factory builders	13,625	-
Guarantee deposits payable to logistic service providers	29,460	-
Accruals	186,685	49,754
Others	1,175	953,572
	$5,137,663	$3,251,687

Due to former sole stockholder and his affiliates and loans due to third parties and local province government are unsecured, short term loans, interest free and without a fixed term of repayment and are for unspecific business purposes.

2.24	TAXES PAYABLE

	June 30, 2010	December 31, 2009

Enterprise income tax payable	$349,460	$1,290,966
VAT payable	32,654	-
City maintenance and construction levies payable	-	7,157
Individual income tax payable	551	-
Sundry levies payable	1,151	-
Stamp duty payable	1,476	-
Education levies payable	2,257	8,792
	$387,549	$1,306,915

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.25	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended June 30, 2010 or December 31, 2009.

2.26	STOCK-BASED COMPENSATION

As of June 30, 2010 and December 31, 2009, the Company had no stock-based compensation plans.

2.27	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution programs and the payments to these programs are charged as expenses when employees have rendered service entitling them to the contribution.

2.28	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC740 “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using the tax bases of assets and liabilities using the enacted taxes rates in effect in the years in which the differences are expected to reverse. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.28	INCOME TAXES (CONTINUED)

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

2.29	PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides nil% of sales income for product warranties for the three months ended and the six months ended June 30, 2010 and June 30, 2009 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $nil at June 30, 2010 and December 31, 2009.

2.30	RELATED PARTIES

Parties are considered to be related to the company if the company has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or where the company and the party are subject to common control. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31	CONCENTRATIONS OF CREDIT RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (not including restricted cash balances) in these banks on June 30, 2010 and December 31, 2009 amounted to $1,690,574 and $138,251, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Shenzhen Zhongxing Kangxun	41.18%	27.22%	37.71%	30.79%
Neimenggu Hengxin Tower Co Ltd	38.60%	-	24.85%	-
Nanjing Daji Tower	-	-	10.33%	-
Hangzhou Debao Electronic Machinary	-	-	10.22%	-
Customer E	12.44%	53.85%	8.01%	54.38%
Customer F	2.91%	-	-	7.23%
Customer G	2.35%	-	-	-
Customer H	-	9.80%	-	3.67%
Customer I	-	2.78%	-	2.05%
	97.48%	93.65%	91.12%	98.12%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivables balance individually represented of the Company’s total accounts receivable as follows:

	40,359	December 31, 2009

Shenzhen Zhongxing Kangxun	39.76%	31.71%
Neiminggu Hengxin Tower	24.31%	-
Shanxi Jinnent Steel Construction	15.63%	31.00%
Customer D	6.47%	24.55%
Nanjing Daji Tower	4.95%	-
Customer F	-	5.83%
Customer G	-	4.36%
	91.12%	97.45%

3.	WEIGHTED AVERAGE NUMBER OF SHARES

On May 4, 2010, the Company entered into a Share Exchange Agreement which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC Topic 805 “Business Combination” which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

4.	EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the three months ended June 30, 2010 and June 30, 2009, basic and diluted earnings per share amount to $0.08 and $0.06, respectively. For the six months ended June 30, 2010 and June 30, 2009, basic and diluted earnings per share amount to $0.10 and $0.06, respectively.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non- authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260- 10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” . This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

6.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding accounting for own- share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

6.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

6.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

7.	INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as TEC did not have any assessable profits for the six months ended June 30, 2010 and June 30, 2009.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DEs and FIEs. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Provision for income tax of the Company’s subsidiary ATEC is made at unified EIT rate of 25% for the three months ended March 31, 2010 but ATEC is entitled for refund 10% according to local preferential tax policy for manufacture of high technology products for three years from January 1, 2010 to December 31, 2013. As effect, provision for income tax of the Company’s subsidiary ATEC is made at local preferential EIT rate of 15% for the six months ended June 30, 2010.

The company’s subsidiaries, ZTEC and STD, have not yet commenced their businesses, no provisions for income tax are made for the three months ended and six months ended June 30, 2010.

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the three months ended and six months ended June 30, 2010:

Six months ended
June 30, 2010
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)%
China Enterprise income tax rate for high technology	15%
Total provision for income taxes	15%

Provision for income taxes is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income tax
TEC - Hong Kong profits tax	$-	$-	$-	$-
ATEC - China EIT	209,868	367,027	386,861	396,811
ZTEC and STD - China EIT	-	-	-	-
Deferred tax	-	-	-	-
	$209,868	$367,027	$386,861	$396,811

8.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	June 30, 2010	December 31, 2009

Loan from Industrial and Commercial Bank, Jingde Country Branch, PRC Interest rate 7.47% per annum with personal guarantees of Messr. ChunLu and YiPing Zhu	$4,013,925	$4,041,585
Huishang Bank, Hefei branch, PRC	-	2,200,500
China Merchant Bank, Heifei branch, PRC	1,178,400	1,173,600
China Everbright Bank, Heifei branch, PRC Interest rate 5.31% per annum with corporate and personal guarantees of Zhongrung Trust Investment Co Ltd and Messr. LuChun and YiPing Zhu	4,419,000	4,401,000 -
Huishang Bank, Xuancheng branch, PRC	2,946,000	682,304
The Economic Standing Committee of Jinde Country, PRC	-	234,720
	$12,557,325	$12,733,709

	June 30, 2010	December 31, 2009

Loan from Industrial and Commercial Bank, Jingde Country Branch, PRC Interest rate 7.47% per annum with personal guarantees of Messr. ChunLu and YiPing Zhu	$4,013,925	$4,041,585
Huishang Bank, Hefei branch, PRC	-	2,200,500
China Merchant Bank, Heifei branch, PRC	1,178,400	1,173,600
China Everbright Bank, Heifei branch, PRC Interest rate 5.31% per annum with corporate and personal guarantees of Zhongrung Trust Investment Co Ltd and Messr. ChunLu and YiPing Zhu	4,419,000	4,401,000 -
Huishang Bank, Xuancheng branch, PRC	2,946,000	682,304
The Economic Standing Committee of Jinde Country, PRC	-	234,720
	$12,557,325	$12,733,709

9.	COMMON STOCK

The Company has authorized Preferred “B” stock of 10,000,000 shares of $0.001 each amounting to $10,000. As of June 30, 2010 and December 31, 2009, the Company has issued and outstanding none shares. The Company has authorized common stock of 300,000,000 shares of $0.001 each amounting to $300,000. As of June 30, 2010, the Company has issued and outstanding shares of 30,182,522 ordinary shares, respectively of par value of $0.001 each and amounting to $30,182.

10.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the three months ended June 30, 2010 and June 30, 2009 were $3,225 and $nil, respectively. Total lease expenses for the six months ended June 30, 2010 and June 30, 2009 were $5,343 and $nil, respectively.

The future minimum lease payments as of June 30, 2010 and December 31, 2009 were $nil.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

11.	PRODUCT LINE INFORMATION

The Company sells towers, which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all towers. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long-lived assets located in foreign countries. The Company's net revenue from external customers by main product lines is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Domestic sales
Communication towers	$3,935,310	$1,286,094	$7,077,759	$2,312,142
Electricity supply towers	5,150,696	3,375,096	6,925,361	3,955,033
Export sales
Communication towers	223,727	-	236,098	-
Electricity supply towers	117,487	64,410	367,761	140,345
	$9,427,220	$4,725,600	$14,606,979	$6,407,520

12.	RELATED PARTIES TRANSACTIONS

For the three months ended June 30, 2010 and June 30, 2009, there was cash and non-cash compensation of $3,887 and $660 respectively awarded to, earned by, or paid to any of the Company’s executive officers or directors. For the six months ended June 30, 2010 and June 30, 2009, there was cash and non-cash compensation of $4,459 and $660 respectively awarded to, earned by, or paid to any of the Company’s executive officers or directors.

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the Company had no other significant related party transactions.

13.	SUBSEQUENT EVENTS

As required by ASC Topic 855 “Subsequent Events,” the Company has evaluated subsequent events that have occurred through August 15, 2010, the date the consolidated financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our Current Report on Form 8-K, filed with the SEC on May 10, 2010. In some cases, you can identify forward-looking statements by terms such as "anticipates," “appears,” "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  "TEC Technology, Inc.," the "Company," "we," "us," and "our" refer to the combined business of TEC Technology, Inc. (formerly Highland Ridge, Inc.) and its direct and indirect subsidiaries, TEC Technology Limited, or "TEC," a Hong Kong limited company, and its wholly owned subsidiaries, Anhui TEC Tower Co., Ltd., or "TEC Tower," a PRC limited Company, and Shuncheng Taida Technology Co., Ltd., "Shuncheng," a PRC limited company; and TEC Tower's wholly owned subsidiary, Zhejiang TEC Tower Co., Ltd., or "ZTEC," as the case may be;

  "Hong Kong" refers to the Hong Kong Special Administrative Region of the People's Republic of China;

  "Exchange Act" means the Securities Exchange Act of 1934, as amended;

  "PRC," "China," and "Chinese," refer to the People's Republic of China;

  "Renminbi" and "RMB" refer to the legal currency of China;

  "Securities Act" are to the Securities Act of 1933, as amended; and

  "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

Throughout this report, we have converted RMB to U.S. dollars as follows:
June 30, 2010
Balance sheet	RMB 6.80 to $1.00
Statement of income and comprehensive income	RMB 6.83 to $1.00

December 31, 2009
Balance sheet	RMB 6.84 to $1.00

June 30, 2009
Statement of income and comprehensive income	RMB 6.84 to $1.00

Overview of Our Business

Through our indirect Chinese subsidiary, Anhui TEC Tower, we are primarily engaged in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications. We sell our tower products to prime contractors on large transmission projects for electric utility companies or telecommunications service providers, who are developing and constructing the projects for end customers. Our electric transmission towers currently support 35kv, 110kv, 220kv, and 500kv transmission lines and we plan to build towers that support Ultra High Voltage (UHV) tower lines of 750+kv DC or 1000+kv AC transmission lines. Our wireless communication towers include single-tube towers, 4-strut towers and roof top towers for the 2G, 3G, and microwave market. We plan to expand our business in the near future to enter the communication base station system integration market and to offer tower installation and maintenance services. Our towers are primarily made of steel, but some contain aluminum or other alloy materials.

Our revenues currently are, and historically have been, generated from the sale of our tower products. Our revenues increased from $4.73 million in the three months ended June 30, 2009, to $9.43 million in the three months ended June 30, 2010, representing a compounded growth rate of approximately 99.5% . In the future we expect to offer installation and maintenance services that we believe will generate an additional revenue stream. To date we have generated no material revenues from such services.

Our headquarters are located in Anhui Province in southeastern China and our international sales network is operated from our branch office in the Shenzhen Special Economic Zone.

Executive Overview of Quarterly Results

The following summarizes certain key financial information for the second fiscal quarter.

  Revenue: Revenue was $9.43 million for the three months ended June 30, 2010, an increase of $4.70 million, or 99.5%, from $4.73 million for the same period last year.

  Gross Profit and Margin: Gross profit was $2.98 million for the three months ended June 30, 2010, an increase of $1.25 million, or 72.0%, from $1.73 million for the same period last year. Gross margin was 31.6% for the three months ended June 30, 2010 as compared to 36.7% for the same period last year, a 5% drop mainly due to slight downward price adjustment in the overall China power transmission industry and upward shift in material (steel) pricing.

  Net Income: Net income was $1.82 million for the three months ended June 30, 2010, an increase of $0.71 million, or approximately 64.5%, from $1.11 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.08 for the three months ended June 30, 2010, based on 2,856,798 diluted common shares outstanding, as compared to approximately $0.06 for the same period last year, based on 30,181,582 diluted common shares outstanding.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our manufacturing facilities in China and derive over 50% of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. Despite the global economic turmoil and economic slowdown during much of 2008 and 2009, China experienced economic growth, achieving a 8.7% growth in gross domestic product during 2009, with a fourth quarter rate of 10.7%. China appears to be emerging from the economic slowdown and is expected to experience continued growth. There are concerns and predictions of overheating in the high-end real estate market, which may slow down fixed asset investments in the real estate market, but such slow down is not expected to have a substantial adverse effect on investment in power transmission and communications markets which relate domestic infrastructure.

  Product Development and Brand Recognition. We believe that in order to compete effectively in this market, we need to constantly improve the quality of our products and deliver new, innovative products. As such, we face the challenge of expanding our research and development capacity. We need to maintain a strong and sufficient research and development team and identify the right directions for our research and development. We also face the long-term challenge of developing our brand recognition. We plan to focus on building a reputation for quality and excellent customer service within our industry instead of on advertising. We believe that our sales and service team is key to developing the company's brand recognition and value.

  Growth of Transmission Projects. Sales of our tower products are dependent on the continued availability of transmission projects both in China and in emerging overseas markets. Growth in the domestic market depends primarily on China's continued investment in the electric transmission industry, in accordance with its 11th 5-Year Plan, mainly through its investment in the state run electric transmission utility companies, State Grid Corporation of China and China Southern Power Grid, and in dozens of provincial level grid companies that supply regional and local grids. So far, China's investment in electric transmission has totaled over $100 billion, approximately 25% of which was spent on towers and related products and services, and we expect this investment to continue for the next 5-7 years. China's wireless communications market has also grown considerably in the past decade, with an estimated 700 million mobile phone users in China as of September 2009. Continued growth in the wireless communications market will depend on the success of planned service provider infrastructure investment of over $60 billion in the next five years, with the bulk of this amount expected to be allocated to tower and base station development. Continued growth in transmission projects in the developing overseas electric transmission and wireless communication markets will similarly depend on continued investments in these overseas markets, such as Africa's reported $3.2 billion annual investment in mobile communication infrastructure per year through 2010 and annual investments in the Middle East, Africa, and South America totaling over $15 billion a year, with annual growth rate of over 10%. We believe that if planned investments in electric and wireless communications projects in China and abroad continue, we will realize increased opportunities to sell our tower products and planned maintenance services.

Taxation

United States and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States. Our indirect subsidiary, TEC, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as TEC HK has no taxable income.

China

Beginning January 1, 2008, the New EIT Law imposes a unified EIT of 25% on all domestic invested enterprises and FIEs, unless they qualify under certain limited exceptions. Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. ATEC has applied for High- and New-Technology Enterprise designation and has received the certificate, and is entitled for 15% income tax rate from January, 2010. In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors – Under the New EIT Law, we may be classified as a ‘resident enterprise' of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders."

In addition, the New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement. TEC is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TEC Tower by TEC, but this treatment will depend on our status as a non-resident enterprise.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth key components of our unaudited results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended
	June 30,
	2010		2009
	(Unaudited)		(Unaudited)
		As a		As a
		percentage		percentage
	In USD	of	In USD	of
	million	net sales	million	net sales
Net sales	$9.43	100%	4.73	100%
Cost of goods sold	(6.44)	68.4%	(2.99)	63.3%
Gross profit	2.98	31.6%	1.73	36.7%
Selling, general and administrative expenses	(0.85)	9.0%	(0.18)	3.8%
Operating income	2.13	22.6%	1.55	32.9%
Interest expenses	(0.29)	3.1%	(0.17)	3.6%
Other income	0.19	2.0%	0.09	2.0%
Income (Loss) before income taxes	2.03	21.6%	1.48	31.2%
Provision for income taxes	(0.21)	2.2%	(0.37)	7.8%
Net income	$1.82	19.4%	1.11	23.5%

Net sales. Our net sales are mainly generated from sales of our tower products. Our net sales increased $4.70 million, or 99.5%, to $9.43 million for the three months ended June 30, 2010 from $4.73 million during the same period in 2009. This increase in our net sales during the three months ended June 30, 2010, was mainly due to an increase in the number of large customers in the Chinese power industry and an increase in sales of our products to the overseas communications market. In response to market conditions, we modestly reduced the pricing of some of our power transmission tower products, but this was offset by the increase in sales volume. During the period, 56% of revenue came from the power industry, and 44% from the communications industry.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold increased $3.45 million, or 115.5%, to $6.44 million in the three months ended June 30, 2010, from $2.99 million during the same period in 2009. The increase in our cost of goods sold was primarily due to an increase in sales during the 2010 period. As a percentage of revenue, our cost of goods sold increased from 63.3% in the three months ended June 30, 2009, to 68.4% during the same period in 2010. The increase ratio of cost of goods sold to revenue reflected a recent slight downward adjustment in price in our power transmission tower products, combined with a slight increase in the price of steel in China.

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit increased $1.25 million, or 72.0%, to $2.98 million in the three months ended June 30, 2010, from $1.73 million during the same period in 2009. Gross profit as a percentage of revenue was 31.6% and 36.7% for three months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations, and our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. In the three months ended June 30, 2010, our selling, general and administration expenses rose to $0.85 million, or 370.5%, from $0.18 million during the same period in 2009. The increase in costs was largely attributable to the establishment and expansion of our sales team in Shenzhen, and to increased costs incurred from generating additional sales.

Other income. Other income is mainly income generated from the recycling of scrap metal and grant from local government to incentivize TEC business growth.

Interest expense. Interest expense increased $0.12 million, to $0.29 million, or 71.7%, in the three months ended June 30, 2010, from $0.17 million during the same period in 2009. Our interest payment in 2010 is expected to be comparable to that of end of 2009; however, the total amount of short-term loan in the second quarter of 2009 was about half of the current level. In addition, interest expense also included the costs of TEC’s loan guarantees.

Income (loss) before Income Taxes. Our income before income taxes increased by $0.55 million, or 37.8%, to $2.03 million in the three months ended June 30, 2010, from a net income of $1.48 million during the same period in 2009.

Income Taxes. Our income tax provisions decreased by $0.16 million, or 42.8%, to $0.21 million in the three months ended June 30, 2010, from $0.37 million during the same period in 2009. Since January 2010, TEC has qualified as a government recognized high-tech enterprise and has since been enjoying tax rate reduction from 25% to 15%.

Net (Loss) Income. In the three months ended June 30, 2010, we generated a net income of $1.82 million, an increase of $0.71 million, or 64.5%, from $1.11 during the same period in 2009. This increase was attributable to TEC’s increased sales volume, which doubled from the same period last year, but was slightly offset by decreased prices of tower products in the China power market and the slight increase in material costs.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth key components of our unaudited results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Six Months Ended
	June 30,
	2010		2009
	(Unaudited)		(Unaudited)
		As a		As a
		percentage		percentage
	In USD	of	In USD	of
	million	net sales	million	net sales
Net sales	$14.6	100%	6.41	100%
Cost of goods sold	(9.96)	68.2%	(4.21)	65.7%
Gross Profit	4.65	31.8%	2.20	34.3%
Selling, general and administrative expenses	(1.43)	9.8%	(0.45)	7.1%
Operating income	3.21	22.0%	1.74	27.2%
Interest expenses	(0.68)	4.7%	(0.26)	4.0%
Other income	0.19	1.3%	0.09	1.4%
Income (Loss) before income Taxes	2.73	18.7%	1.58	24.7%
Provision for income taxes	(0.39)	2.6%	(0.40)	6.2%
Net income	$2.34	16.0%	1.18	18.5%

Net sales. Our net sales increased $8.19 million, or 128.0%, to $14.60 million for the six months ended June 30, 2010 from $6.41 million during the same period in 2009. The increase in our net sales was primarily attributable to increased sales to a larger customer base in the power transmission industry and an increased volume of sales to customers in the overseas communications market. The increased sales volume was modestly offset by a reduction in the per-unit pricing of transmission tower products due to industry pricing pressures. Approximately half of our revenue for the six month period ended June 30, 2010 was from the power industry, with the other half generated from sales to customers in the communications industry.

Cost of goods sold. Our cost of goods sold increased $5.75 million, or 136.4%, to $9.96 million in the six months ended June 30, 2010, from $4.21 million during the same period in 2009. The increases were primarily due to and in line with increased sales volume during the six month period ended June 30, 2010. As a percentage of revenue, our cost of goods sold increased from 65.7% in the six months ended June 30, 2009, to 68.2% during the same period in 2010, due to downward shift in transmission product per unit price in the China power industry, and upward shift in the costs of steel.

Gross profit. Our gross increased $2.45 million, or 111.7%, to $4.65 million in the six months ended June 30, 2010, from $2.20 million during the same period in 2009. Gross profit as a percentage of revenue was 31.8% and 34.3% for six months ended June 30, 2010 and 2009, respectively. The increases in the gross profit reflected TEC’s continued success in marketing and sales to both China and international markets; while the 2.5% reduction in gross margin resulted from our increased cost of sales relative to revenue and a slight decrease in per unit pricing.

Selling, general and administrative expenses. In the six months ended June 30, 2010, our selling, general and administration expenses rose to $1.43 million, or 217.5%, from $0.45 million during the same period in 2009. The increase in our selling, general and administrative expenses was primarily attributable to our establishment of a dedicated sales office in Shenzhen in September 2009 and increased professional fees associated with our public reporting company status, which combined to result in an increase to selling, general and administrative expenses.

Other income. Other income is mainly generated from the recycling of scrap metal and one-time government grant in the amount of $0.18 million received by TEC in recognition of TEC’s growing business and to incentivize its further growth.

Interest expense. Interest expense increased $0.42 million, to $0.68 million, or 166.0%, in the six months ended June 30, 2010, from $0.26 million during the same period in 2009, reflecting TEC’s increase in short-term loans through the 2009 period, which have largely remained at $12 million since the end of 2009.

Income (loss) before Income Taxes. Our income before income taxes increased by $1.15 million, or 72.6%, to $2.73 million in the six months ended June 30, 2010, from a net income of $1.58 million during the same period in 2009.

Income taxes. Our income tax provisions decreased by $0.01 million, or 2.5%, to $0.39 million in the six months ended June 30, 2010, from $0.40 million during the same period in 2009. The amount of taxes paid stayed at the same level, as two factors offset each other: income before taxes increased by about 75% while the income tax rate has been dropped to 15% from 25% since January 2001 after TEC became qualified as a high technology enterprise.

Net (Loss) income. In the six months ended June 30, 2010, we generated a net income of $2.34 million, an increase of $1.16 million, or 97.7%, from $1.18 during the same period in 2009.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in millions U.S. dollars)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$2.16	(3.12)
Net cash provided (used in) investing activities	(0.46)	(1.98)
Net cash provided by (used in) financing activities	(0.15)	5.15
Effects of exchange rate change in cash	(0.003)	(0.003)
Net increase (decrease) in cash and cash equivalents	1.54	0.06
Cash and cash equivalent at beginning of the quarter	0.16	0.70
Cash and cash equivalent at end of the quarter	1.71	0.76

Operating activities

Net cash provided in operating activities was $2.16 million for the six months ended June 30, 2010, as compared to $3.12 million net cash used by operating activities for the same period in 2009.  The change in net cash from operating activities from period to period was primarily attributable to the collection of $2.1 million in Other Receivables during the 2010 period, as compared to an increase in Accounts Receivable which resulted in negative operating cash flow during the 2009 period.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $0.46 million, as compared to $1.98 million net cash used in the same period in 2009. The 77% decrease in net cash used in investment was mainly attributable to our purchase of $1.64 million in land use rights during the 2009 period. Our investment in equipment increased from $0.33 million to $0.46 million to further augment our production capabilities.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $0.15 million, as compared to $5.15 million net cash provided in the same period in 2009. During the first half of 2009, we borrowed $4.9 million in a short term loan. During the first half of 2010, our short-term debt remained at the same level.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2010 and 2009 were $0.46 million and $1.98 million, respectively, representing the total amount of investment activities. Our capital expenditures during the second quarter of 2010 consisted solely of capital expenditures relating to the construction of additional production lines, as compared the second quarter of 2009 when we purchased and acquired land use rights. As of June 30, 2010, we had cash and cash equivalents of $1.71 million, primarily consisting of cash on hand and demand deposits.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Loan Commitments

As of June 30, 2010, we did not hold any long-term loans. Our short-term bank loans, totaling $12.6 million, are as follows:

Bank	Amount	Maturity Date	Interest	Duration
	(USD		Rate
	million
China Everbright Bank, Hefei Branch	$4.4	November 25, 2010	5.31%	12 months
Industrial and Commercial Bank, Longshou Branch	$0.29	December 9, 2010	5.31%	12 months
Industrial and Commercial Bank, Longshou Branch	$1.09	September10, 2010	4.86%	6 months
Industrial and Commercial Bank, Longshou Branch	$0.29	March 21, 2010	5.31%	12 months
Industrial and Commercial Bank, Longshou Branch	$0.26	July 12, 2010	4.86%	6 months
Industrial and Commercial Bank, Longshou Branch	$0.88	April 1, 2011	5.31%	12 months
Industrial and Commercial Bank, Longshou Branch	$1.17	December 2, 2010	4.86%	6 months
Huishang Bank, Xuancheng Branch	$2.93	February 10, 2011	8.76%	12 months
China Merchant Bank, Hefei Branch	$1.17	September 30,2010	5.31%	12 months
Total	$12.6

We have a RMB 10,000,000 (approximately $1,464,129) revolving line of credit with the Hefei Sipailou Branch of China Merchants Bank, pursuant to a crediting agreement, dated September 27, 2009, between TEC Tower and the bank. This revolving line of credit is guaranteed by Anhui Sea-Converge Guarantee Co., Ltd., an unaffiliated company. The crediting agreement will terminate on September 27, 2010.

We also have at our disposal a RMB 6,300,000 revolving line of credit with the Longshou Sub-branch of Xuancheng Branch of Industrial and Commercial Bank of China, pursuant to a Collateral Agreement between TEC Tower and the bank. The line of credit is secured by TEC Tower's land use rights. To date, the Company has only utilized RMB 2,000,000 (approximately $292,826) of the line of credit. The line of credit will terminate on October 7, 2011.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed under the "Loan Commitments" heading, we have no obligations to pay cash or deliver cash to any other party.

Inflation

There is upward inflationary pressure in both material costs and labor costs in China; however, the overall inflation in China in 2010 seems to be confined – around 3% according to the China National Development and Reform Commission, and is predicted to remain at the level. Compared to the same period in 2009, material costs – mainly costs of steel – inched up in 2010, and contributed to narrowed gross profit margin. Our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

  Basis of Consolidation and Presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

  Business Combinations. The Company adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 "Business Combinations"), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

  Non-Controlling Interest in Consolidated Financial Statements. The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic "Consolidation." It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on our consolidated financial statements.

  Use of estimates. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Allowance for doubtful accounts. The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2009 and December 31, 2008, the Company determined no impairment charges were necessary.

  Property, plant and equipment, net. Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Any gain or loss arising on the sale or disposal of the asset is included in the income statement in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred.

  Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

  Revenue recognition. The Company's revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

  Research and development costs. Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $6,507 and $Nil as incurred for the years ended December 31, 2009 and December 31, 2008, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

  Foreign currency translation. Reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB). For those entities whose functional currency is other than the US dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders' equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Recent Accounting Pronouncements

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 "Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99" which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 "Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value," which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique, which is an income approach, or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability, which is a market approach. The amendments in this update clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 "Earnings Per Share –Amendments to Section 260-10-S99", which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 "Accounting for Investments - Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees." This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 "Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)," which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

(1) Level of disaggregation: A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

(2) Disclosures about inputs and valuation techniques: A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance, however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Chun Lu, our Chief Executive Officer and Mr. Yuhua Yang, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Messrs. Lu and Yang concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in accordance with Rule 13a-15(e).

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the quarter ended June 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

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

TEC TECHNOLOGY, INC.

Dated: August 16, 2010	/s/ Chun Lu
Chun Lu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Yuhua Yang
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