Form 10-Q
period 2010-09-30
TEC Technology, Inc.
filed 2010-11-15
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-53432

TEC TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4013027
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Xinqiao Industrial Park
Jingde County, Anhui Province
Shenzhen 242600
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 755 8323-2722
(Registrant’s telephone number, including area code)

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,181,552

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-24

TEC TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$233,365	$164,927
Accounts receivable, net of allowance for doubtful accounts	16,414,916	8,791,842
Inventory	8,025,464	7,066,787
Deposits and prepaid expenses	1,244,275	2,716,237
Other receivables	3,742,625	3,802,358
Taxes recoverable	11,225	4,889
Total current assets	29,671,870	22,547,040
Property and equipment
Property and equipment, net of accumulated depreciation	3,781,980	3,353,841
Other assets
Land use rights, net of accumulated amortization	2,061,456	2,051,837
Construction in progress	36,959	-
Long term accounts receivable, net of allowance for doubtful accounts	55,697	-
	2,154,112	2,051,837
Total assets	$35,607,962	$27,952,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,372,472	$5,012,224
Other payables and accrued expenses	5,207,080	3,251,687
Taxes payable	444,383	1,306,915
Customer deposits	32,588	113,867
Short term borrowings	11,609,235	12,733,709
	26,665,758	22,418,402
Commitments and contingencies	-	-
Stockholders' equity
Preferred "B" stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 and 19,194,421 shares issued and outstanding September 30, 2010 and December 31, 2009 respectively	$30,182	$19,195
Additional paid in capital	1,009,926	951,605
Retained earnings	7,521,814	4,235,616
Accumulated other comprehensive income	380,282	327,900
Total stockholders' equity	8,942,204	5,534,316
Total liabilities and stockholders' equity	$35,607,962	$27,952,718

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$7,285,615	$6,736,629	$21,892,594	$13,144,149
Cost of goods sold	5,355,307	4,655,139	15,313,202	8,866,788
Gross profit	1,930,308	2,081,490	6,579,392	4,277,361
Selling and marketing expenses	(337,423)	(30,860)	(1,127,290)	(126,089)
General and administrative expenses	(293,389)	(224,525)	(938,337)	(581,233)
Net income from operations	1,299,496	1,826,105	4,513,765	3,570,039
Other income (expenses)
Government grant	10,798	43,920	190,215	106,930
Other income	-	12,631	13,695	41,969
Interest expense	(299,865)	(137,192)	(979,425)	(392,644)
Net other income (expenses)	(289,067)	(80,641)	(775,515)	(243,745)
Net income before provision for income taxes	1,010,429	1,745,464	3,738,250	3,326,294
Provision for income taxes	(151,535)	(450,585)	(538,396)	(847,396)
Net income	858,894	1,294,879	3,199,854	2,478,898
Other comprehensive gain
Foreign currency translation gain	12,462	(40,527)	(177,290)	(57,274)
Comprehensive income	$871,356	$1,254,352	$3,022,564	$2,421,624
Weighted average numbers of common shares
Basic	25,298,383	19,194,421	25,298,383	19,194,421
Diluted	25,298,383	19,194,421	25,298,383	19,194,421
Earnings per share
Basic	$0.03	$0.07	$0.13	$0.13
Diluted	$0.03	$0.07	$0.13	$0.13

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,199,854	$2,478,898
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation	207,350	105,510
Amortization of intangible assets	31,779	31,665
Changes in operating assets and liabilities
Increase in inventory	(958,677)	(2,155,676)
Decrease (increase) in deposits and prepaid expenses	1,471,962	(1,715,679)
Increase in accounts receivable	(7,678,771)	(6,763,709)
Decrease (increase) in other receivables	59,733	(1,597,108)
Increase) decrease in taxes recoverable	(6,336)	92,151
(Decrease) increase in taxes payable	(862,532)	400,893
Increase in accounts payable	4,360,248	4,955,165
Decrease in customer deposits	(81,279)	(342,875)
Increase in other payables and accrued expenses	1,955,393	(20,126)
Net cash provided by (used in) operating activities	1,698,724	(4,530,891)
Cash flows from investing activities
Purchases of property and equipment	(622,961)	(382,679)
Payment for construction in progress	(36,959)	-
Purchases of land use rights	-	(1,643,546)
Net cash used in investing activities	(659,920)	(2,026,225)
Cash flows from financing activities
Common stock issued	10,987	-
Provision for income taxes	58,321	117,909
Proceeds from short term borrowings	-	6,007,365
Repayment of short term borrowings	(1,124,474)	-
Net cash (used in) provided by financing activities	(1,055,166)	6,125,274
Effects on exchange rate changes on cash	84,800	(144,558)
Increase (decrease) in cash and cash equivalents	68,438	(576,400)
Cash and cash equivalents, beginning of period	164,927	704,854
Cash and cash equivalents, end of period	$233,365	$128,454
Supplementary disclosures of cash flow information:
Cash paid for interest	$979,425	$392,643
Cash paid/(refunded) for income taxes	$1,392,926	$(514,573)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

Highland Ridge, Inc. (the “Company” or “HGHN”) (formerly known as Sea Green, Inc., Americom Networks Corp. and Americom Networks International, Inc.) was incorporated on July 22, 1988 in the State of Delaware. On June 9, 2010, the Company changed its name from Highland Ridge, Inc. to TEC Technology, Inc.

On May 4, 2010, the Company entered into a Share Exchange Agreement, with TEC Technology Limited (“TEC”), a private corporation under the Companies Laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), and its sole stockholder, Mr. Hua Peng Phillip Wong, pursuant to which the Company acquired 10,000 shares of TEC, representing 100% of the issued and outstanding capital stock, in exchange for 19,194,421 shares of the Company’s common stock, par value $0.001 (the “Share Exchange”), which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. As a result of the Share Exchange, TEC and its subsidiaries, Anhui TEC Tower Co., Ltd (“ATEC”), Zhejiang TEC Tower Co., Limited (“ZTEC”) and Shuncheng Taida Technology Co., Ltd (“Shuncheng Taida”), became the Company’s subsidiaries.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby the Company (the legal acquirer) is considered the accounting acquiree and TEC (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of TEC. Accordingly, the accompanying interim condensed consolidated financial statements are those of TEC, the accounting acquirer. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the Share Exchange occurred as of the beginning of the first period presented..

TEC was organized on November 24, 2009, and serves as a holding company for three operating subsidiaries, ATEC, ZTEC and Shuncheng Taida (the “Operating Subsidiaries”), based in the People’s Republic of China (“PRC”). The Operating Subsidiaries are (or will be) engaged in the design, production and sale of transmission towers for telecommunications service providers and electric utilities. On November 24, 2009, Mr. Chun Lu, the Company’s Chairman and Chief Executive Officer, entered into an option agreement with TEC and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares the Company’s common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365 th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement, which effected a reverse acquisition of the TEC.

ATEC is a private corporation, incorporated under the laws of the on July 3, 2007. ATEC’s principal activities are the development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

ZTEC is a PRC limited company, established on December 7, 2009, pursuant to an agreement between ATEC and Ms. Yiping Zhu, a PRC individual, wherein ATEC agreed to contribute 90% of the registered capital for a 90% equity interest in ZTEC and Ms. Zhu agreed to contribute the capital for the remaining 10% equity interest. ZTEC’s production facility is still under construction and it has not yet commenced operations. ZTEC’s main business will include the development and manufacturing of mobile communication steel towers, microwave towers, and power transmission towers.

Shuncheng Taida was established as a wholly-owned TEC subsidiary on January 10, 2010, however, its capital has not yet been introduced and it has not yet commenced operations. Shuncheng Taida’s main business will include engineering consultancy and design of mobile communication steel towers, microwave towers, and power transmission towers.

On March 10, 2010, TEC consummated an Equity Ownership Transfer Agreement (the “Transfer Agreement”), dated February 22, 2010, with Mr. Chun Lu, the sole shareholder of ATEC at the time, pursuant to which TEC acquired 100% of the equity interest in ATEC. This acquisition was accounted for as a reverse merger with TEC being the legal acquirer. The accounting treatment for this transaction is recapitalization of ATEC with TEC’s common stock.

The Company’s executive offices are located at Xinqiao Industrial Park, Jingde Country, Anhui Province, 242600, People’s Republic of China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of	Place of			Date of	Percentage
subsidiary	incorporation	Registered capital	Paid - in capital	incorporation	of interest	Principal activity

TEC Technology Limited	Hong Kong	HK$10,000	HK$10,000	November 24, 2009	100% directly	Investment holding
Anhui TEC Tower Co ., Limited	People's Republic of China	RMB20,000,000	RMB9,400,000	July 3, 2007	100% directly	Development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers
Zhejiang TEC Tower Co ., Limited	People's Republic of China	RMB89,000,000	RMB30,000,000	December 7, 2009	90% directly	The company has not commenced its business of development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers
Shuncheng Taida Technology Co., Limited	People's Republic of China	$1,000,000	$Nil	January 20, 2010	100% directly	The company has not commenced its business of engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

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

On March 10, 2010, TEC completed a reverse acquisition transaction through of 100% interest in ATEC, and became the immediate parent company of the group. On May 4, 2010, the Company entered into a Share Exchange Agreement, with TEC, and its sole stockholder, Mr. Hua Peng Phillip Wong, pursuant to which the Company acquired 10,000 shares of TEC, representing 100% of the issued and outstanding capital stock, in exchange for 19,194,421 shares of the Company’s common stock, par value $0.001, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. TEC is a holding company for three PRC based operating subsidiaries (ATEC, ZTEC and Shuncheng Taida) which are engaged in the design, production and sale of transmission towers for telecommunications service providers and electric utilities. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TEC and Mr. Hua Peng Phillip Wong, the Company’s controlling shareholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares the Company’s common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365 th day following of the date of the option agreement and ending on the second anniversary of the date thereof contemplated by the Share Exchange Agreement, which effected a reverse acquisition of the TEC. The accounting treatment for this transaction is essentially recapitalization of TEC with HGHN’s common stock.

Prior to the acquisition of ATEC by TEC, TEC and HGHN were both shell companies. For reporting purposes, the Company has assumed that Mr. Lu exercised his option immediately and thus HGHN, TEC and ATEC are effectively under same control of Mr. Lu when the Company acquired ATEC. The acquisition transactions between (i) HGHN and TEC and (ii)TEC and ATEC are accounted for as reverse mergers.

For accounting purposes, the combination of the Company and TEC was accounted for as a reverse merger with ATEC as the acquirer and HGHN and TEC as the acquired party and the acquisition of ZTEC and Shuncheng Taida was accounted for under the acquisition method with TEC as the immediate parent corporation of both companies for legal purposes and the Company as the ultimate parent corporation. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

HGHN, TEC, ATEC, ZTEC and Shuncheng Taida are hereafter referred to as the Company.

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business operations are conducted in the PRC and are subject to special considerations and risks not typically associated with companies in North America and Western Europe. China’s political, economic and legal environments may influence the Company’s business, financial condition and results of operations, including adverse effects by changes in governmental policies in laws and regulations, anti- inflationary measures, and rates and methods of taxation.

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

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $282,189 and $40,875 for the three months ended September 30, 2010 and September 30, 2009. Shipping and handling costs amounted to $571,761 and $135,659 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $1,206 and $59 for the three months ended September 30, 2010 and September 30, 2009. Advertising costs amounted to $3,788 and $2,208 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $nil as incurred for the three months ended September 30, 2010 and September 30, 2009. Research and development costs amounted to $nil for the nine months ended September 30, 2010 and September 30, 2009. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

2.10	GOVERNMENT GRANTS

Government grants represent local authority grants to the Company for infrastructure development. It is recognized on cash basis when the local authority approves the grant to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.11	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments that are readily convertible into known amounts of cash, are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

	September 30, 2010	December 31, 2009
Cash and bank balances	$233,365	$164,927

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

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

Foreign currency translation gain included in accumulated other comprehensive income amounted to $380,282 as of September 30, 2010 and $327,900 as of December 31, 2009. The balance sheet amounts with the exception of equity at September 30, 2010 and December 31, 2009 were translated at RMB6.68 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three and nine months ended September 30, 2010 and September 30, 2009 were RMB6.80 to $1.00 and RMB6.85 to $1.00.

2.13	BUSINESS COMBINATION

The Company adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non- contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The Company’s adoption of these pronouncements will have an impact on the manner in which the Company accounts for any future acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.14	NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation.” The adoption of this standard has not had material impact on the Company’s consolidated financial statements.

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

	September 30, 2010	December 31, 2009

Buildings	$2,520,130	$2,425,451
Plant and machinery	1,385,166	1,062,185
Furniture, fixtures and office equipment	64,673	61,455
Motor vehicles	289,340	87,257
	4,259,309	3,636,348
Less: Accumulated depreciation	(477,329)	(282,507)
Net book value	$3,781,980	$3,353,841

Depreciation expense was $77,164 and $41,965 for the three months ended September 30, 2010 and September 30, 2009, respectively. Depreciation expense was $207,350 and $105,510 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.16	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, ATEC has leased three lots of land at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total aggregate cost of ATEC’s first, second and third land use rights was $2,112,867 and the lease expires in 2056, 2058 and 2058, respectively.

The Company mortgaged 4.4 hectares of land use rights and certain property rights for $1.4 million in loans from the Industrial and Commercial Bank of China. The Company has also mortgaged 13.3 hectares of land use rights for $2.99 million in loans from the Huishang Bank.

Land use rights are amortized on a straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

	September 30, 2010	December 31, 2009

Cost	$2,156,075	$2,112,867
Less: Accumulated amortization	(94,619)	(61,030)
Net book value	$2,061,456	$2,051,837

Amortization expense was $10,593 and $10,555 for the three months ended September 30, 2010 and September 30, 2009, respectively. Amortization expense was $31,779 and $31,665 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

2.17	CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

2.18	IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long- lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

2.19	CAPITALIZED INTERNAL-USE SOFTWARE

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with ASC Topic 350-40, “Internal Use Software.” To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.20	INVENTORY

Inventory consists primarily of raw materials, work in progress, and finished goods. Raw materials are stated at cost. Cost comprises direct materials and, where applicable, direct labor costs and overhead costs that have been incurred in bringing the inventory to its present location and condition. Finished goods are stated at the lower of cost (determined on first in first out method) or market value.

	September 30, 2010	December 31, 2009
Raw materials	$5,799,803	$3,949,512
Work in progress	2,225,661	129,726
Finished goods	-	2,987,549
	$8,025,464	$7,066,787

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

2.21 ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provision for doubtful accounts and bad debts written off for the three months ended September 30, 2010 and September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009 are $nil.

Aging of accounts receivable is as follows:

	September 30, 2010	December 31, 2009

within 3 months	$11,373,774	$8,398,448
over 3 months and within 6 months	3,931,291	152,797
over 6 months and within 1 year	1,109,851	240,597
over 1 year	55,697	-
	16,470,613	8,791,842

Less: reclassified as long term accounts receivable	(55,697)	-
	$16,414,916	$8,791,842

Accounts receivable includes the amounts of $3,134,274 (12.31.2009: $1,333,972) that were factored to the Industrial and Commercial Bank, PRC for collection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.22	DEPOSITS AND PREPAID EXPENSES

	September 30, 2010	December 31, 2009

Guarantee deposits	$432,648	$1,334,237
Advances to suppliers	782,817	1,351,157
Prepayment for purchase of property and equipment	2,246	13,570
Advances to logistic service providers	14,566	9,938
Utility deposits	-	7,335
Prepaid expenses	11,526	-
Others	472	-
	$1,244,275	$2,716,237

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Advances to suppliers are down payments or deposits for inventory purchases. The inventory is normally delivered within one to two months after the payments have been made.

2.23	OTHER RECEIVABLES

	September 30, 2010	December 31, 2009

Due from former sole stockholder and his affiliates	$2,264,074	$2,948,905
Loan due from third parties	-	195,111
Due from employees	949,242	655,238
Due from third parties	529,309	-
Others	-	3,104
	$3,742,625	$3,802,358

Amounts due from the former sole stockholder and his affiliates and amounts due from third parties are unsecured advances, interest free and without fixed terms of repayment and are for specific business purposes. Amounts due from employees are the amounts advanced for business transactions on behalf of the Company and will be reconciled on the completion of business transactions.

2.24	TAXES RECOVERABLE

	September 30, 2010	December 31, 2009

VAT recoverable	$11,225	$2,711
Individual income tax recoverable	-	2,178
Taxes recoverable	$11,225	$4,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.25	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2010	December 31, 2009
Due to former sole stockholder and his affiliates	$4,223,561	$-
Loans due to third parties and local province government	823,350	1,350,146
Due to potential investors	-	880,200
Due to employees	-	18,015
Wages accruals	109,126	-
Accruals	7,675	49,754
Others	43,368	953,572
	$5,207,080	$3,251,687

Amounts due to former sole stockholder and his affiliates and amounts due to third parties and local provincial government are unsecured, short term loans, interest free and without a fixed term of repayment and are for business purposes.

2.26	TAXES PAYABLE

	September 30, 2010	December 31, 2009
Enterprise income tax payable	$436,436	$1,290,966
City maintenance and construction levies payable	-	7,157
Individual income tax payable	5,653	-
Education levies payable	2,294	8,792
	$444,383	$1,306,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.27	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820- 10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 date. Quoted market prices available in active markets for identical assets or liabilities as of the reporting

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended September 30, 2010 or December 31, 2009.

2.28	STOCK-BASED COMPENSATION

As of September 30, 2010 and December 31, 2009, the Company had no stock-based compensation plans.

2.29	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution programs and the payments to these programs are charged as expenses when employees have rendered service entitling them to the contribution.

2.30	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC740 “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using the tax bases of assets and liabilities using the enacted taxes rates in effect in the years in which the differences are expected to reverse. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	INCOME TAXES (CONTINUED)

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

2.31	PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provided nil% of sales income for product warranties for the three months ended and the nine months ended September 30, 2010 and September 30, 2009 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $nil as of September 30, 2010 and December 31, 2009.

2.32	RELATED PARTIES

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

2.33	BUSINESS RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.34	CONCENTRATIONS OF CREDIT RISK

Cash includes demand deposits in accounts maintained with the banks within the People’s Republic of China. Total cash in these banks on September 30, 2010 and December 31, 2009 amounted to $216,375 and $138,251, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Customer A	20.23%	81.63%	31.91%	56.84%
Customer B	45.42%	-	20.42%	26.51%
Customer C	-	-	18.11%	-
Customer D	-	-	6.90%	-
Customer E	-	-	6.84%	-
Customer F	-	-	-	6.92%
Customer G	-	-	-	3.52%
Customer H	-	-	-	2.47%
Customer I	17.19%	-	-	-
Customer J	5.26%	-	-	-
Customer K	4.57%	-	-	-
Customer L	-	12.18%	-	-
Customer M	-	4.81%	-	-
Customer N	-	1.38%	-	-
	92.67%	100.00%	84.18%	96.26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.34	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented the Company’s total accounts receivable as follows:

	September 30, 2010	December 31, 2009

Customer A	26.72%	-
Customer B	26.38%	31.00%
Customer C	21.00%	31.71%
Customer D	10.09%	-
Customer E	3.76%	24.55%
Customer F	-	5.83%
Customer G	-	4.36%
	87.95%	97.45%

3.	WEIGHTED AVERAGE NUMBER OF SHARES

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

As prescribed in ASC Topic 260 “Earning per Share,” Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the three months ended September 30, 2010 and September 30, 2009, basic and diluted earnings per share amount to $0.03 and $0.07, respectively. For the nine months ended September 30, 2010 and September 30, 2009, basic and diluted earnings per share amount to $0.13 and $0.13, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.” This update represents a correction to Section 323-10-S99-4, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.” Additionally, it adds observer comment, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures- Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit a reporting entity, as a practical expedient, to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166,

Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special- purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash.” The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this Update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined it does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – “Improving Disclosures about Fair Value Measurements.” This Update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

7.	INCOME TAXES

No Hong Kong corporate income tax has been provided in the financial statements, as TEC did not have any assessable profits for the nine months ended September 30, 2010 and September 30, 2009.

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

Provision for income tax of the Company’s subsidiary ATEC is made at the unified EIT rate of 25% for the nine months ended September 30, 2010 but ATEC is entitled to a refund of 10% according to local preferential tax policy for manufacture of high technology products for the three years from January 1, 2010 to December 31, 2013. Therefore, the provision for income tax of the Company’s subsidiary ATEC is made at the local preferential EIT rate of 15% for the nine months ended September 30, 2010.

The Company’s subsidiaries ZTEC and Shuncheng Taida have not yet commenced operations, therefore no provision for income taxes has been made for the three months ended and nine months ended September 30, 2010.

The following table reconciles the U.S statutory rates to the Company’s effective tax rate for the three months ended and nine months ended September 30, 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (CONTINUED)

Nine months ended
September 30, 2010

U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)%
China Enterprise income taxe rate for high technology	15%
Total provision for income taxes	15%

Provision for income taxes is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Income tax
TEC - Hong Kong profits tax	$-	$-	$-	$-
ATEC - China EIT	151,535	450,585	538,396	847,396
ZTEC and STD - China EIT	-	-	-	-
Deferred tax	-	-	-	-
	$151,535	$450,585	$538,396	$847,396

8.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit rating or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	September 30, 2010	December 31, 2009

Loan from Industrial and Commercial Bank, Jingde Country Branch, PRC	$4,124,235	$4,041,585
Interest rate 7.47% per annum with personal guarantees of Messr. ChunLu and YiPing Zhu
Huishang Bank, Hefei branch, PRC	-	2,200,500
China Merchant Bank, Heifei branch, PRC	-	1,173,600
China Everbright Bank, Heifei branch, PRC	4,491,000	4,401,000
Interest rate 5.31% per annum with corporate and personal guarantees of Zhongrung Trust Investment Co Ltd and Messr. ChunLu andYiPing Zhu
Huishang Bank, Xuancheng branch, PRC	2,994,000	682,304
The Economic Standing Committee of Jinde Country, PRC	-	234,720
	$11,609,235	$12,733,709

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMON STOCK

The Company has authorized Preferred “B” stock of 10,000,000 shares with a par value of $0.001. As of September 30, 2010 and December 31, 2009, the Company has no shares of preferred stock issued and outstanding. The Company has authorized common stock of 300,000,000 shares with a par value of $0.001. As of September 30, 2010, the Company has 30,181,552 shares of common stock issued and outstanding.

10.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the three months ended September 30, 2010 and September 30, 2009 were $16,966 and $nil, respectively. Total lease expenses for the nine months ended September 30, 2010 and September 30, 2009 were $22,309 and $nil, respectively. Future minimum lease payments as of September 30, 2010 and December 31, 2009 were $nil.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of September 30, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Domestic sales
Communication towers	$1,550,889	$5,576,419	$8,628,648	$7,888,561
Electricity supply towers	4,882,728	360,203	11,808,089	4,315,236
Export sales
Communication towers	814,393	30,766	1,050,491	30,766
Electricity supply towers	37,605	769,241	405,366	909,586
	$7,285,615	$6,736,629	$21,892,594	$13,144,149

12.	RELATED PARTIES TRANSACTIONS

For the three months ended September 30, 2010 and September 30, 2009, there was cash and non-cash compensation of $13,239 and $330, respectively awarded to, earned by, or paid to any of the Company’s executive officers or directors. For the nine months ended September 30, 2010 and September 30, 2009, there was cash and non-cash compensation of $17,698 and $990, respectively awarded to, earned by, or paid to any of the Company’s executive officers or directors.

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the period, the Company had no other significant related party transactions.

13.	SUBSEQUENT EVENTS

As required by ASC Topic 855 “Subsequent Events,” the Company has evaluated subsequent events that have occurred through November 15, 2010, the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, statements contained herein include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Current Report on Form 8-K, filed with the SEC on May 10, 2010. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of TEC Technology, Inc. (formerly Highland Ridge, Inc.), a Delaware corporation, and its consolidated subsidiaries – TEC, TEC Tower, Shuncheng and ZTEC;

  “TEC” are to our subsidiary TEC Technology Limited, a Hong Kong limited company;

  “TEC Tower” are to our subsidiary Anhui TEC Tower Co., Ltd., a PRC limited company;

  “Shuncheng” are to our subsidiary Shuncheng Taida Technology Co., Ltd., a PRC limited company;

  “ZTEC” are to our subsidiary Zhejiang TEC Tower Co., Ltd., a PRC limited company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC,” “China,” and “Chinese,” are to the People’s Republic of China;

  “Renminbi” and “RMB” are to the legal currency of China;

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended; and

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview of our Business

Through our indirect Chinese subsidiary, TEC Tower, we are primarily engaged in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications. We sell our tower products to prime contractors on large transmission projects for electric utility companies or telecommunications service providers, who are developing and constructing projects for end customers. Our electric transmission towers currently support 35kv, 110kv, 220kv, and 500kv transmission lines and we plan to build towers that support Ultra High Voltage (UHV) tower lines of 750+kv DC or 1000+kv AC transmission lines. Our wireless communication towers include single-tube towers, 4-strut towers and roof top towers for the 2G, 3G, and microwave market. We plan to expand our business in the near future to enter the communication base station system integration market and to offer tower installation and maintenance services. Our towers are primarily made of steel, but some contain aluminum or other alloy materials.

Our revenues currently are, and historically have been, generated from the sale of our tower products. In the future, we expect to offer installation and maintenance services that we believe will generate an additional revenue stream, however, to date we have generated no material revenues from such services.

Our headquarters are located in Anhui Province in southeastern China and our international sales network is operated from our branch office in the Shenzhen Special Economic Zone.

Overview of Quarterly Results

The following summarizes certain key financial information for the third quarter.

  Revenue: Revenue was $7.29 million for the three months ended September 30, 2010, an increase of $0.55 million, or 8.1%, from $6.74 million for the same period last year.

  Gross Profit and Margin: Gross profit was $1.93 million for the three months ended September 30, 2010, a decrease of $0.15 million, or 7.3%, from $2.08 million for the same period last year. Gross margin was 26.5% for the three months ended September 30, 2010 as compared to 30.9% for the same period last year, a 4.4% drop.

  Net Income: Net income was $0.86 million for the three months ended September 30, 2010, a decrease of $0.43 million, or approximately 33.7%, from $1.29 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended September 30, 2010 was approximately $0.03, based on 25,298,383 weighted average number of common shares outstanding, as compared to approximately $0.07 for the same period last year, based on 19,194,421 weighted average number of common shares outstanding.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table shows key components of our results of operations during the three months ended September 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Three Months Ended			Three Months Ended
	September 30, 2010 (unaudited)			September 30, 2009 (unaudited)
	Dollars	Percent of		Dollars	Percent of
	(in millions)	Revenues		(in millions)	Revenues

Revenues	$7.29	100.0%		$6.74	100.0%
Cost of goods sold	5.36	73.5%		4.66	69.1%
Gross profit	1.93	26.5%		2.08	30.9%
Selling and marketing expenses	(0.34)	(4.6%	)	(0.03)	(0.5%	)
General and administrative expenses	(0.29)	(4.0%	)	(0.22)	(3.3%	)
Net income from operations	1.30	17.8%		1.83	27.1%
Other income (expenses)
Government grant	0.01	0.1%		0.04	0.7%
Other income	0.00	0.0%		0.01	0.2%
Interest expense	(0.30)	(4.1%	)	(0.14)	(2.0%	)
Net other income (expenses)	(0.29)	(4.0%	)	(0.08)	(1.2%	)
Net income before provision for income taxes	1.01	13.9%		1.75	25.9%
Provision for income taxes	(0.15)	(2.1%	)	(0.45)	(6.7%	)
Net income	0.86	11.8%		1.29	19.2%
Foreign currency translation adjustment	0.01	0.2%		(0.04)	(0.6%	)
Comprehensive income	$0.87	12.0%	$1.25	18.6%

Revenues. Our revenues are mainly generated from sales of our tower products.. Our revenues increased $0.55 million, or 8.1%, to $7.29 million for the three months ended September 30, 2010 from $6.74 million during the same period in 2009. For the three month period ended September 30, 2010, 68% of revenue came from sales to customers in the energy industry, and 32% from sales to communications industry customers. The year-over-year increase in revenue resulted mainly from an increase by 498% in sales revenue generated by sales of energy transmission towers compared to the same period in 2009, which offset a decrease of 61% in sales revenue generated by sales of communications towers as well as a modest decrease in our per unit pricing.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold increased $0.70 million, or 15.0%, to $5.36 million in the three months ended September 30, 2010, from $4.66 million during the same period in 2009. The dollar increase resulted from higher raw material costs and increased sales volume. As a percentage of revenues, our cost of goods sold increased approximately 4.4% to 73.5% for the three months ended September 30, 2010 from 69.1% during the same period in 2009. Our raw material costs increased during the period outpacing the pricing increases on tower sales. Since the price of tower products is based on the cost-plus structure, we expect that the increase in the cost of raw materials will be passed onto customers in the future.

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit decreased $0.15 million, or 7.3%, to $1.93 million in the three months ended September 30, 2010, from $2.08 million during the same period in 2009. Gross profit as a percentage of revenue was 26.5% and 30.9% for three months ended September 30, 2010 and 2009, respectively. Gross profit decreased mainly due to increased cost of goods sold and a decrease in per unit price of our tower products from the same period last year.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. In the three months ended September 30, 2010, our selling and marketing expenses rose to $0.34 million from $0.03 million during the same period in 2009. The increase in costs was largely attributable to compensation and related start up costs associated with the establishment and expansion of our sales team in Shenzhen targeting international emerging markets.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. In the three months ended September 30, 2010, our general and administration expenses rose to $0.29 million, or 30.7%, from $0.22 million during the same period in 2009. The increase in costs was attributable to increased professional fees associated with our public reporting company status.

Interest expense. Interest expense increased $0.16 million, to $0.30 million, or 119%, for the three months ended September 30, 2010, from $0.14 million during the same period in 2009, mainly because our outstanding borrowings in third quarter of 2010 were higher than in the same period of 2009. In addition, interest expense during the third quarter of 2010 also included the costs of loan guarantees given by us for the benefit of third parties.

Income before Income Taxes. Our income before income taxes decreased by $0.74 million, or 42.1%, to $1.01 million in the three months ended September 30, 2010, from $1.75 million during the same period in 2009.

Income Taxes. Our income tax provisions decreased by $0.30 million, or 66.4%, to $0.15 million in the three months ended September 30, 2010, from $0.45 million during the same period in 2009. Since January 2010, TEC has qualified as a government recognized high-tech enterprise and has since been enjoying a tax rate reduction from 25% to 15%.

Net Income. In the three months ended September 30, 2010, our net income was $0.86 million, a decrease of $0.43 million, or 33.7%, from $1.29 million during the same period in 2009. This decrease was primarily attributable to a combination of higher cost of goods sold and increased expenses from selling and marketing to international emerging markets.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table shows key components of our results of operations during the nine months ended September 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Nine Months Ended			Nine Months Ended
	September 30, 2010 (unaudited)			September 30, 2009 (unaudited)
	Dollars	Percent of		Dollars	Percent of
	(in millions)	Revenues		(in millions)	Revenues

Revenues	$21.89	100.0%		$13.14	100.0%
Cost of goods sold	15.31	69.9%		8.87	67.5%
Gross profit	6.58	30.1%		4.28	32.5%
Selling and marketing expenses	(1.13)	(5.1%	)	(0.13)	(1.0%	)
General and administrative expenses	(0.94)	(4.3%	)	(0.58)	(4.4%	)
Net income from operations	4.51	20.6%		3.57	27.2%
Other income (expenses)
Government grant	0.19	0.9%		0.11	0.8%
Other income	0.01	0.1%		0.04	0.3%
Interest expense	(0.98)	(4.5%	)	(0.39)	(3.0%	)
Net other income (expenses)	(0.78)	(3.5%	)	(0.24)	(1.9%	)
Net income before provision for income taxes	3.74	17.1%		3.33	25.3%
Provision for income taxes	(0.54)	(2.5%	)	(0.85)	(6.4%	)
Net income	3.20	14.6%		2.48	18.9%
Foreign currency translation adjustment	(0.18)	(0.8%	)	(0.06)	(0.4%	)
Comprehensive income	$3.02	13.8%		$2.42	18.4%

Revenues. Our revenues increased $8.75 million, or 66.6%, to $21.89 million for the nine months ended September 30, 2010 from $13.14 million during the same period in 2009. Our revenue increased primarily because our sales volume increased. Approximately 56% of our revenue for the nine month period ended September 30, 2010 was from customers in the power and energy industries, with 44% generated from sales to customers in the communications industry. Revenue from power and energy industry customers increased by 133% from the same period in 2009, communications towers by 21% largely due to increased sales volume during the 2010 period.

Cost of goods sold. Our cost of goods sold increased $6.44 million, or 72.7%, to $15.31 million in the nine months ended September 30, 2010, from $8.87 million during the same period in 2009. As a percentage of revenue, our cost of goods sold increased from 67.5% in the nine months ended September 30, 2009, to 69.9% during the same period in 2010. The increase in cost of goods sold relative to revenue was mainly due to a downward shift in the per unit price of products sold to customers in the PRC power industry in the second quarter, and the inclusion of labor and overhead costs for undelivered orders at the end of the third quarter.

Gross profit. Our gross profit increased $2.30 million, or 53.8%, to $6.58 million in the nine months ended September 30, 2010, from $4.28 million during the same period in 2009. Gross profit as a percentage of revenue was 30.1% and 32.5% for nine months ended September 30, 2010 and 2009, respectively. The increase in the gross profit resulted from increased sales to both PRC and international customers. The 2.4% reduction in gross margin resulted from a decrease in the per unit pricing of our products in domestic market during the second quarter and an increase in raw material costs and labor and overhead costs for work-in-progress orders in the third quarter of 2010.

Selling and marketing expenses. In the nine months ended September 30, 2010, our selling and marketing expenses rose to $1.13 million, or 794%, from $0.13 million during the same period in 2009. The increase in costs was largely attributable to start up costs and compensation associated with the establishment and expansion of our sales team in Shenzhen.

General and administrative expenses. In the nine months ended September 30, 2010, our general and administration expenses rose to $0.94 million, or 61.4%, from $0.58 million during the same period in 2009. The increase in costs was attributable to business expansion and increased professional fees associated with our public reporting company status during the 2010 period.

Interest expense. Interest expense increased $0.59 million, to $0.98 million, or 149.4%, in the nine months ended September 30, 2010, from $0.39 million during the same period in 2009, due to higher short-term loan balances for the nine months ended September 30, 2010 as compared to the same period in 2009.

Income before Income Taxes. Our income before income taxes increased by $0.41 million, or 12.4%, to $3.74 million in the nine months ended September 30, 2010, from $3.33 million during the same period in 2009.

Income Taxes. Our income tax provisions decreased by $0.31 million, or 36.5%, to $0.54 million in the nine months ended September 30, 2010, from $0.85 million during the same period in 2009. Since January 2010, TEC has qualified as a government recognized high-tech enterprise and has since been enjoying a tax rate reduction from 25% to 15%.

Net Income. As a result of the factors described above, we generated a net income of $3.20 million in the nine months ended September 30, 2010, an increase of $0.72 million, or 29.1%, from $2.48 during the same period in 2009. This increase was primarily attributable to the reasons described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $0.23 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow
(all amounts in millions U.S. dollars)

	Nine Months Ended September 30,
	2010	2009

Net cash provided by (used in) operating activities	$1.70	$(4.53)
Net cash used in investing activities	(0.66)	(2.03)
Net cash provided by (used in) financing activities	(1.06)	6.13
Effects of exchange rate change in cash	0.085	(0.14)
Net increase (decrease) in cash and cash equivalents	0.068	(0.58)
Cash and cash equivalents at beginning of the period	0.16	0.70
Cash and cash equivalent at end of the period	$0.23	$0.13

Operating Activities

Net cash provided by operating activities was $1.70 million for the nine months ended September 30, 2010, as compared to $4.53 million net cash used in operating activities for the same period in 2009.

The change in net cash from operating activities from period to period was primarily attributable to a $3.2 million decrease in deposits and prepaid expenses, a $1.7 million decrease in other receivables and a $20 million increase in other payables and accrued expenses for the nine month period ended September 30, 2010 as compared to the same period in 2009.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $0.66 million, as compared to $2.03 million net cash used in investing activities during the same period in 2009. The change in net cash used in investing activities was mainly attributable to our purchase of $1.64 million in land use rights which occurred in 2009. Our investment in equipment increased from $0.38 million to $0.62 million for the nine month period ended September 30, 2010 to further augment our production capabilities. In addition, we made approximately $0.037 million in capital improvement to our Jingde plant infrastructure in the third quarter of 2010.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $1.06 million, as compared to $6.13 million net cash provided by financing activities during the same period in 2009. During the first three quarters of 2009, we borrowed an additional $6.0 million in short term loans, while during the first three quarters of 2010, our short-term debt was temporally reduced by $1.12 million, mainly in the third quarter.

As of September 30, 2010, we did not hold any long-term loans. Our short-term bank loans, totaling $11.6 million, are as follows:

	Amount	Interest
Bank	(in millions)	Rate	Maturity Date	Duration

China Everbright Bank, Hefei Branch	$4.5	5.31%	November 25, 2010	12 months
Industrial and Commercial Bank, Longshou Branch	1.2	4.86%	December 2, 2010	6 months
Industrial and Commercial Bank, Longshou Branch	0.3	5.31%	December 9, 2010	12 months
Industrial and Commercial Bank, Longshou Branch	0.3	4.86%	January 22, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	1.1	4.86%	March 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.3	5.31%	March 21, 2011	12 months
Industrial and Commercial Bank, Longshou Branch	0.9	5.31%	April 1, 2011	12 months
Huishang Bank, Xuancheng Branch	3.0	5.84%	February 10, 2011	12 months
Total	$11.6

We have a RMB 10,000,000 (approximately $1,464,129) revolving line of credit with the Hefei Sipailou Branch of China Merchants Bank, pursuant to a credit agreement, dated September 27, 2009. This revolving line of credit is guaranteed by Anhui Sea-Converge Guarantee Co., Ltd., an unaffiliated company. The crediting agreement will terminate on September 27, 2010.

We also maintain a RMB 6,300,000 revolving line of credit with the Longshou Sub-branch of Xuancheng Branch of Industrial and Commercial Bank of China, pursuant to a Collateral Agreement between TEC Tower and the bank. The line of credit is secured by TEC Tower’s land use rights. To date, we have only utilized RMB 2,000,000 (approximately $292,826) of the line of credit. The line of credit will terminate on October 7, 2011.

Capital Expenditures

Our capital expenditures for fixed assets for the nine months ended September 30, 2010 and 2009 were $0.66 million and $2.03 million, respectively. Our capital expenditures during the third quarter of 2010 consisted solely of capital expenditures relating to the construction of additional production lines, as compared the second quarter of 2009, when we purchased and acquired land use right.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including equity investment, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

In addition to the loan obligations disclosed above, we entered in to a financial advisory agreement, dated May 4, 2010, with JW Junwei Financial Group, or Junwei. Pursuant to the agreement, we are obligated to deliver 500,000 shares of our common stock which is for a five-year term, Junwei is obligated to provide the Company with financial advisory services over the term of the agreement and we are obligated to issue an aggregate of 500,000 shares of our common stock to Junwei in five equal 100,000 share portions for no cash consideration, commencing on December 31, 2010 and ending on December 31, 2014.  The agreement contains an exclusivity provision whereby we have agreed to engage Junwei as our exclusive financial advisor for two years and also contains a $1 million liquidated damages provision for breach of such exclusivity.

CCG Investor Relations Partners LLC, CCG, our investor relations firm, is entitled to purchase up to 80,000 shares of fully-paid and non-assessable shares of our common stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG's right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant is exercisable on or before June 16, 2015.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition. Our revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. We recognize revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. All of our products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Non-Controlling Interest in Consolidated Financial Statements. We adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation.” It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on our consolidated financial statements.

Allowance for doubtful accounts. We reduce gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Impairment of long-lived assets. We review the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

Property, plant and equipment, net. Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Any gain or loss arising on the sale or disposal of the asset is included in the income statement in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. We review our property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, we recognize an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

Research and development costs. Research and development costs include costs incurred to develop new products and are charged to operations when incurred. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

Foreign currency translation. Our reporting currency is U.S. dollars; however our functional currency is RMB. For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on our consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17 . This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Chun Lu, and Chief Financial Officer, Mr. Yuhua Yang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 20, 2010. Based on our assessment, Messrs. Lu and Yang determined that, as of September 20, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

During the quarter ended September 20, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        (REMOVED AND RESERVED).

ITEM 5.        OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.        EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	TEC TECHNOLOGY, INC.

By: /s/ Chun Lu
     Chun Lu, Chief Executive Officer
     (Principal Executive Officer)

By: /s/ Yuhua Yang
     Yuhua Yang, Chief Financial Officer
     (Principal Financial Officer and Principal
     Accounting Officer)