Form 10-K
period 2010-12-31
TEC Technology, Inc.
filed 2011-04-05
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53432

TEC TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4013027
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Xinqiao Industrial Park
Jingde County, Anhui Province
Shenzhen 242600
People’s Republic of China
(Address of principal executive offices)

(+86) 755 8323-2722
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ]     No [X]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $28.9 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 30,181,552 shares of the registrant’s common stock outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of TEC Technology, Inc., a Delaware corporation, and its consolidated subsidiaries, TEC HK, TEC Tower, ZTEC and STT;

•	“TEC HK” refers to TEC Technology Limited, a Hong Kong limited company;

•	“TEC Tower” refers to Anhui TEC Tower Co., Ltd., a PRC limited company;

•	“ZTEC” refers to Zhejiang TEC Tower Co., Ltd., a PRC limited company;

•	“STT” refers to Shuncheng Taida Technology Co., Ltd., a PRC limited company;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC” and “China” refer to the People’s Republic of China;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“Renminbi” and “RMB” refer to the legal currency of China; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

ITEM 1.     BUSINESS.

Business Overview

Through our indirect Chinese subsidiaries, we are primarily engaged in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications. We sell our tower products to prime contractors on large transmission projects for electric utility companies or telecommunications service providers, who are developing and constructing projects for end customers. Our electric transmission towers currently support 35kv, 110kv, 220kv, and 500kv transmission lines and we plan to build towers that support Ultra High Voltage (UHV) tower lines of 750+kv DC or 1000+kv AC transmission lines. Our wireless communication towers include single-tube towers, 4-strut towers and roof top towers for the 2G, 3G, and microwave market. We plan to expand our business in the near future to enter the communication base station system integration market and to offer tower installation and maintenance services. Our towers are primarily made of steel, but some contain aluminum or other alloy materials.

Our revenues currently are, and historically have been, generated from the sale of our tower products. In the future, we expect to offer installation and technical services that we believe will generate an additional revenue stream, however, to date, we have not generated material revenues from such services.

Our headquarters are located in Anhui Province in southeastern China and our international sales network is primarily operated from our branch offices in the Shenzhen Special Economic Zone and Beijing.

Our Corporate History and Background

We were originally organized under the laws of the State of Florida on July 22, 1988 under the name Sea Green, Inc. On June 3, 1998, we changed our name to Americom Networks Corp. and on July 10, 1998, we changed our name to Americom Networks International, Inc. From our inception until we ceased active business operations in May 1999, we engaged in various business endeavors and pursued several lines of business including the development and marketing of telecommunications systems to high-volume users for use or resale.

On February 6, 2008, we effected a redomestication from Florida to Delaware by merging with Americom Networks International, Inc., a corporation that we established in the State of Delaware solely to effect the reincorporation.

On August 15, 2008, we changed our name to Highland Ridge, Inc. and our primary business became the search for a potential merger candidate or a business to acquire.

On May 4, 2010, we completed a reverse acquisition transaction through a share exchange with TEC HK and its sole shareholder, Mr. Hua Peng Phillip Wong, pursuant to which we acquired 100% of the issued and outstanding capital stock of TEC HK in exchange for 19,194,421 shares of our common stock, which constituted 63.6% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. For accounting purposes, the share exchange was treated as a reverse acquisition, with TEC HK as the accounting acquirer and TEC Technology, Inc. as the acquired party.

As a result of the reverse acquisition of TEC HK, our business became the business of TEC HK and its subsidiaries, namely, the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications. On June 9, 2010, we changed our name to TEC Technology, Inc. to more accurately reflect our new business operations.

Our Corporate Structure

All of our business operations are conducted through our Chinese operating subsidiaries, TEC Tower, ZTEC and STT. The chart below presents our current corporate structure.

Our Products

Our electric transmission and wireless communications product lines include angle steel towers, steel pipe towers and transmission cable towers, constructed primarily of steel, aluminum or other alloy materials.

Electric Transmission Towers

Our electric transmission towers currently support 35kv, 110kv, 220kv and 500kv, and we have recently applied certifications to produce towers for the 750kv electric transmission lines. We plan to develop towers that support Ultra High Voltage (UHV) tower lines of 1000+kv AC transmission lines as the market evolves beyond testing phases.

Wireless Communications Towers

Our wireless communications towers include single-tube towers, 4-strut towers and roof top towers for the 2G, 3G, and microwave market.

We are also in the early stages of developing expertise to produce wireless communication base stations, which typically include towers, air conditioning units, transformers, equipment procurement, power connection, site survey, installation, and after-sales services. Once we are able to develop this full product and service offering, we plan to expand our business by offering services to customers under separate tower maintenance contracts. Profit margins from base station contracts are typically higher than margins from product sales, however, to be fully engaged in the base station business we will have to develop or acquire additional capabilities in terms of design, procurement, and services.

In the future we expect to expand our business to offer tower installation and maintenance services.

Our Raw Materials and Suppliers

The major raw materials for our tower products are angle iron, plate, steel beams, bolts and welding wire. We acquire our primary raw materials from a variety of sources. We have some long-term steel purchase contracts in order to reduce the negative effects of steel price fluctuation, but we also have some short-term contracts or make one-time purchases to take advantage of favorable pricing. Our primary suppliers are Jiangyin Jincheng Steel Co., Ltd., Hangzhou Fuyang Fuhao Hot Dip Galvanizing Co., Ltd. and Hangzhou Fangshun Materials Co., Ltd., whose purchases accounted for approximately 14.61%, 11.94% and 10.47% of our cost of raw materials for the year ended December 31, 2010, respectively.

Our Customers and Marketing Efforts

Our direct customers typically are specialized construction companies which serve as a prime contractor and builder on transmission projects constructed for our ultimate end customers, electric utility companies and telecommunication service providers. We usually obtain our customers by succeeding in a competitive bidding process where subcontracts are awarded to companies, like us, which submit the most favorable bids on a transmission project. We have found that a successful bid is usually predicated on a variety of factors including pricing, terms of delivery, product design and quality, industry experience and reputation and time to delivery, among other factors.

During fiscal year 2010, our three largest customers were Shenzhen ZTE Kangxun Electronics Co., Ltd., Shanxi Jinneng Steel Structure Co., Ltd. and Inner Mongolia Hengxin Tower Co., Ltd., whose purchases accounted for approximately 24.89% , 18.83% and 11.77% of our revenue for the year ended December 31, 2010, respectively. No other customer accounted for more than 10% of our total revenue in 2010.

The electric utility companies and telecommunication companies that use our tower products in their transmission facilities are mainly located in Shanxi Province and the Inner Mongolia Autonomous Region in northern China, and in Guangdong Province and Guizhou Province in heavily populated southern China, and include ZTE Corporation, the State Grid Corp of China, the China Southern Grid, Huawei Technologies Co. Ltd. and Reliance Communications, among others.

We have also made efforts in some overseas markets where our products have developed positive brand recognition. We believe that we are one of only a few PRC-based electric transmission tower companies selling products abroad. In India and Southeast Asia, we currently partner with large contractors such as Huawei and ZTE Corporation to perform contracts in these markets, and in Africa, we have independently established sales centers to directly serve this market.

We generally seek to obtain certifications from main contractors in these overseas markets and then bid on their particular projects. We currently hold certifications from Huawei, ZTE Corporation, Nokia Ericsson, and Reliance, which allow us to bid as subcontractors on their projects. The table below is a sampling of our overseas projects:

Region	Contract Details
India	We manufactured and delivered 691 nos. of 403B steel tower with India Reliance Telecom Company in 2008 and expect to conduct more direct sales in India.
Southeast Asia	In 2009, we supplied transmission products to Multi-Link Engineering of Malaysia for transmission projects in Papua New Guinea. We plan to conduct more direct sales in Southeast Asia in the future.
Africa

We have performed on contracts for steel tower manufacturing and machining in Africa, cooperating with Huawei Company for sale to Zambia, Tanzania and Uganda. We have also supplied $7.3 million of tower equipment to ZTE Corporation for 2G/3G infrastructure development in Ethiopia. We plan to extend our sales network to South Africa.

Hong Kong	We have cooperated with OMAX GLOBAL in Hong Kong in the production of communication towers in Hong Kong.

When we successfully bid on a transmission project and secure a sub-contract for the purchase of our tower products, we are expected to promptly deliver to the prime contractor and/or end-customer, an acceptable tower design plan, as well as a supply and construction schedule, usually ranging from one to six months. During this time, we assemble and procure the raw materials that are needed in the tower manufacturing process from our raw material inventory and, occasionally, by special order from third party vendors. The steel used in our towers must be galvanized prior to the preparation of each piece for the tower parts so we usually outsource this process to specialized galvanization companies. Upon completing the components, we then test-assemble a percentage of the towers ordered. If the pieces connect according the specifications, we then load the components onto trucks or trains and ship them to the customer’s installation site. We plan to expand our business to offer the installation and service of our towers with end users.

Competition

The domestic electric transmission tower products and service market is highly competitive and fragmented. We believe that no single company in China holds more than a 3% market share. We believe that successful companies in the domestic electric transmission market compete effectively based on product and customer certification, delivery scheduling and capacity, pricing and customer retention. Competition in the domestic and international wireless communication market is based primarily on subcontracting from large equipment providers, such as Huawei and Nokia Ericsson.

Our primary competition comes from domestic companies such as Meteno Communication Technologies, Qixing Tower and Nanjing Daji Towers. Meteno Communication Technologies works solely with wireless communication towers and Qixing Tower participates in the wireless communication market. Additional competition comes from large international companies such as Valmont Industries, Inc. (NYSE:VMI) that are both larger than us in terms of assets and sales volume and possess greater name recognition, assets, personnel, sales, and financial resources. However, these competitors generally have higher prices for their products, and most of them do not have distribution networks in China that are as developed as ours.

We believe that the quality of our product and service offerings and our relatively low labor costs enable us to compete favorably in the market for electric and wireless transmission towers and distinguish us from many of our competitors, especially our international competitors. Although we generally win contracts by our delivery schedule and reputation in the market, our pricing is competitive. Our focus on quality and service allows us to bid for most projects, but through a lack of sufficient working capital, we sometimes elect to abstain from bidding during the third and fourth quarters which are generally busier. We also sometimes work with Qixing Tower and Nanjing Daji Towers on larger projects where they serve as the primary contractor.

Research and Development

Our research and development activities focus on developing innovative tower products. As of December 31, 2010, we had 16 employees dedicated to research and development. We expect to engage in continuous research and development, to enhance our product and service offerings in our core areas. In addition, we plan to expand our research and development team to support our planned entry into the communication base station and electric system market.

Intellectual Property

We currently hold exclusive licenses for five patents, three of which are licensed from Anhui University of Technology and Science and the other two from the Hangzhou Tianye Communication Equipment Co., Ltd. The table below summarizes our exclusive licenses:

Description	Licensor	Scope	Term
valve spring disassembly device	Anhui University of Technology and Science	Exclusive license for five (5) years granted June 17, 2009	10 years
mechanical lift	Anhui University of Technology and Science	Exclusive license for five (5) years granted June 17, 2009	10 years
U-shape bolt disassembly device	Anhui University of Technology and Science	Exclusive license for five (5) years granted May 27, 2009	10 years
main distribution frame test scheduling module	Hangzhou Tianye Communication Equipment Co., Ltd.	Exclusive license for five (5) years granted April 2, 2008	10 years
security unit of main distribution frame	Hangzhou Tianye Communication Equipment Co., Ltd.	Exclusive license for five (5) years granted December 6, 2008	10 years

We expect to renew our licenses as they expire. We also own our domain name, tectower.com, which has been registered since August 14, 2007.

Employees

As of December 31, 2010, we employed a total of 323 employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Sales and Marketing Department	33
Procurement Department	3
Technical and Research and Development Department	16
Management, Financial, and Administrative Office	44
Production and Quality Control	227
Total	323

Approximately 295 of our employees are located in our executive offices in Anhui, 8 employees are located in Shenzhen, 2 employees are located in Beijing, 10 employees are located in Zhejiang, and 10 employees are located in overseas.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute monthly to the plan at the rate of 23% of an employee’s average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC employment laws.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors – Risks Related to Our Business – We have limited insurance coverage in China.”

Regulation

Because our primary operating subsidiaries are located in China, we are subject to China’s national and local laws, including those outlined below. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Environmental Matters

We are subject to various governmental regulations related to environmental protection. Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials, including, China’s Environmental Protection Law, China’s Law on the Prevention and Control of Water Pollution and its implementing rules, China’s Law on the Prevention and Control of Air Pollution and its implementing rules, China’s Law on the Prevention and Control of Solid Waste Pollution, and China’s Law on the Prevention and Control of Noise Pollution. We are subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People's Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries' ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire. Since January 2010, TEC Tower has qualified as a government recognized High- and New-Technology Enterprise and was subject to a reduced EIT rate of 15% for 2010.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with " de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term " de facto management bodies" as " an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, " Risk Factors - Risks Related to Doing Business in China - Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise' of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises'shareholder has a tax treaty with China that provides for a different withholding arrangement. TEC Tower and STT are considered FIEs and are directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TEC HK by TEC Tower and STT, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Dividend Distributions

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

Circular 75

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations.

In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

As we stated under Item 1A, " Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us," we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 has been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a " Round-trip Investment" is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On May 4, 2010, our Chairman and CEO, Mr. Chun Lu, entered into an option agreement with Mr. Hua Peng Phillip Wong, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares our common stock currently owned by Mr. Wong for an exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. After Mr. Lu exercises this option, he will be our controlling stockholder. His acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. Mr. Lu will also be required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75.

As we stated under Item 1A, “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of TEC HK constitutes a Round-trip Investment without MOFCOM approval,” the PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of TEC HK are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions Mr. Lu will become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition of TEC HK and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.

ITEM 1A.    RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

Our products often are subject to customer testing, inspection and approval.

We frequently supply our tower design services and tower products to prime contractors under subcontractor agreements which incorporate terms of the prime contract and often include the testing, inspection and approval requirements that are a precondition of payment to us by the prime contractor and/or the end-customer. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on subcontractors to complete other portions of these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We will require additional working capital to support our long-term growth strategies, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. However, due to the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

Our business could be adversely affected by reduced levels of cash, whether from operations or from borrowings.

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our commercial short term bank loans totaled $12.9 million as of December 31, 2010. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in material compliance with these covenants in 2010, however, our ability to remain compliant in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

Our business and operations will suffer if prime contractors or end- customers prove to be not creditworthy.

In our industry, companies such as ours that are subcontractors on large transmission construction projects are often subject to the terms of a prime contract, including payment terms. We sometimes do not receive full payment on a project until the prime contractor is paid by the end-customer. Consequently, we extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers' financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. In order to reduce collection risks, we have turned down some opportunities that we believed carried unfavorable payment terms. Our customers are primarily large enterprises with strong recurring cash flow. We believe that we will be able to collect current amounts due from our customers.

If our suppliers fail to perform their contractual obligations, our ability to provide services and products to our customers, as well as our ability to obtain future business, may be harmed.

Many of our products include parts and raw materials procured from other companies upon which we rely to provide a portion of the products that we provide to our customers. There is a risk that we may have disputes with our suppliers, including disputes regarding the quality and timeliness of parts and raw materials provided by these suppliers. A failure by one or more of our suppliers to satisfy the agreed-upon contracts may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

Because steel is a key material in our business operations, we are subject to the fluctuations in the steel and iron ore market

The primary raw material for our products is steel. Steels prices have fluctuated greatly in recent years. We have taken measures to offset the negative effect of price fluctuations, and entered into long-term supplier relationship with some steel producers at variable prices relative to the market price. However, we cannot predict the future trends of steel prices, and large swings in steel price might greatly affect our profitability.

Our success relies on our management’s ability to understand the electric transmission and wireless communication industries.

We target the rapidly evolving electric transmission and wireless communication markets for tower and related products and services. As such, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

If we are unable to respond to the rapid changes in our industries and changes in our customers’ requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The electric transmission and wireless communication industries are characterized by fairly rapid technological change. Changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The nature of products and services in the electric transmission and wireless communication industries and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

  enhance our existing products and services;

  anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies and standards in a timely manner, or adapt our products to these new technologies and standards, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies and standards that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

Management has determined that there is a material weakness in our internal controls over financial reporting which even if quickly remedied, could weaken the market’s confidence in our financial statements and lead to fluctuations in our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. We are subject to the requirement to provide management report on the company’s controls over financial reporting and a report of our management for the 2010 fiscal year is included under Item 9A of this annual report. The auditor attestation is not required as we are currently a smaller reporting company. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. See “Item 9A. Control and Procedures.” The remediation process may also be expensive and time consuming, and even though the management is committed to improving its internal controls, management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time, when required. The disclosure of a material weakness, even if quickly remedied, could weaken the market’s confidence in our financial statements and lead to fluctuations in our stock price, especially if a restatement of financial statements for past periods is required. In addition, if we are unable to adequately design our internal control systems, or prepare an " internal control report" to the satisfaction of our auditors, our auditors may issue a qualified opinion on our financial statements.

We may not be able to maintain or improve our competitive position in the electric transmission and wireless communication industries, and we expect this competition to continue to be intense.

China's electric transmission and wireless communication industries are large and established, though rapidly evolving. Our primary competition comes from domestic companies such as Meteno Communication Technologies, Qixing Tower, and Nanjing Daji Towers. Additional competition comes from large international companies such as Valmont Industries, Inc. (NYSE:VMI). Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Chun Lu, our Vice President of Sales and Marketing, Mr. Debin Chen, and our Chief Technology Officer, Mr. Baojia He. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

We recognize export tax refund as assets for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the whether tax refund assets are realizable, management makes certain assumptions about whether the tax refunds assets will be realized. We expect the tax refund assets currently recorded to be fully realizable, however there can be no assurance that changes in government policies could lead to uncertainties in the future.

We have limited insurance coverage in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our limited ability to protect our licensed intellectual property, and the possibility that this technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We currently hold exclusive licenses for five patents, three of which are licensed from Anhui University of Technology and Science and the other two from the Hangzhou Tianye Communication Equipment Co., Ltd. A successful challenge to the ownership of this technology by third parties could materially damage our business prospects. Our competitors may assert that the technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us or our licensors are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

Environmental regulations impose substantial costs and limitations on our operations.

We are subject to various national and local environmental laws and regulations in China concerning issues such as air emissions, wastewater discharges, and solid waste management and disposal. These laws and regulations can restrict or limit our operations and expose us to liability and penalties for non-compliance. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with existing environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

Our business and reputation as a provider of transmission and communication towers may be adversely affected by product defects or performance.

We believe that we offer high quality products that are reliable and competitively priced. If our products do not perform to specifications, we might be required to redesign or recall those products or pay substantial damages. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. In addition, product defects could result in substantial product liability. We do not have product liability insurance. If we face significant liability claims, our business, financial condition, and results of operations would be adversely affected.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits from the PRC central government and from Anhui province, where we operate, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1, " Business - Regulation - Dividend Distributions," PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1, " Business - Regulation - Circular 75" for a detailed discussion of Circular 75 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of TEC HK constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, referred to as the 2006 M&A Rule, which regulate " Round-trip Investments," defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). See Item 1, " Business - Regulation - Mergers and Acquisitions" for a detailed discussion of the 2006 M&A Rule.

The PRC regulatory authorities may take the view that Mr. Chun Lu's acquisition of our equity interest (following exercise of his option) and the reverse acquisition of TEC HK are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions, Mr. Lu will become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries' business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries' business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the New Enterprise Income Tax Law, we may be classified as a " resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with " de facto management bodies" within China is considered a " resident enterprise," meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as " substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a " non-domestically incorporated resident enterprise" if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a " resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as " tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new " resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of " resident enterprise" treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a " resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China's Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises'share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC's " substance-over-form" principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide " abuse of form of organization" and " reasonable commercial purpose," which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB Marketplace which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB Marketplace. The OTCQB Marketplace is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.      PROPERTIES.

There is no private ownership of land in China and all urban land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

We have the following PRC land use rights to three parcels of land located at Xinqiao Industrial Park, Jingde County, Anhui Province, and PRC:

Land Certificate No.	Area (M2)	Usage	Construction Area (M2)	Expiration Date
Jing Guo Yong (2006) No. 0141	44,038	Industrial	11,543.18	April 27, 2056
Jing Guo Yong (2008) No. 0536	66,696	Industrial	Under construction	December 29, 2058
Jing Guo Yong (2008) No. 0537	66,677	Industrial	Under construction	December 29, 2058

The land use right covered by Land Certificate No. Jing Guo Yong (2006) No. 0141 has been mortgaged as a part of our RMB 6,300,000 revolving line of credit from the Industrial and Commercial Bank of China, Longshou Sub-branch, Xuancheng Branch, that expires on October 7, 2011.

In 2011, we acquired the following land use rights to a parcel located at Song XiCun, XinDen County, FuYang City, Hangzhou, Zhejiang Province, PRC. We will build a facility for tower production and zinc galvanizing and expect the facility to commence operations in late 2011.

Land Certificate No.	Area (M2)	Usage	Construction Area (M2)	Expiration Date
Fu Guo Yong (2011) No. 000896	75,531	Industrial	75,531	February 5, 2061

Our principal executive offices and base of operations are located in southeastern China in Anhui Province. We own the following real estate property certificates for land located at Xinqiao Industrial Park, Jingyang Township, Anhui Province, PRC:

Certificate No.	Area(M2)	Structure	Floor	Usage
Fang Di Quan Jing Fang Zi No. 000489	1,255.29	Complex	One	Office, residence and others
Fang Di Quan Jing Fang Zi No. 04122	10,287.89	Steel frame	One	Factory

We also use approximately 1,290 square feet of office space, for our Shenzhen Branch Office, leased for and on behalf of the Company by Mr. Huang Liang, Shenzhen Branch Representative, pursuant to a lease agreement, dated August 12, 2010. Under the lease agreement, Mr. Huang is obligated to pay a monthly sum of RMB 18,254.1 (approximately $2,700), which the Company reimburses to him. The lease agreement expires on August 19, 2011 and Mr. Huang has the option to renew the lease one month prior to the lease expiration date. We intend to renew the lease at that time in TEC Tower’s name. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

We also use approximately 960 square feet of office space, for our Beijing Branch Office, leased for and on behalf of the Company by Ms. Liu Hong Ying, Beijing Branch Representative pursuant to a lease agreement, dated December 9, 2010, between Ms. Liu and Mr. Han Yu. Under the lease agreement, Ms. Liu is obligated to pay a monthly sum of RMB 5,500 approximately $811), which the Company reimburses to her. The lease agreement expires on December 9, 2011 and Ms. Liu has the option to renew the lease 30 days prior to the lease expiration date. We intend to renew the lease at that time in TEC Tower’s name. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

ITEM 3.      LEGAL PROCEEDINGS.

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

ITEM 4.      (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “HGHN” on the OTCQB Marketplace.

The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$1.10	$0.30
2nd Quarter	6.00	1.10
3rd Quarter	10.00	3.00
4th Quarter	10.00	2.00

Year Ended December 31, 2009
1st Quarter	0.35	0.35
2nd Quarter	0.35	0.35
3rd Quarter	0.35	0.35
4th Quarter	0.40	0.30
______________________
(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 30, 2011, there were approximately 180 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.      SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

Through our indirect Chinese subsidiaries, we are primarily engaged in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications. We sell our tower products to prime contractors on large transmission projects for electric utility companies or telecommunications service providers, who are developing and constructing projects for end customers. Our electric transmission towers currently support 35kv, 110kv, 220kv, and 500kv transmission lines and we plan to build towers that support Ultra High Voltage (UHV) tower lines of 750+kv DC or 1000+kv AC transmission lines. Our wireless communication towers include single-tube towers, 4-strut towers and roof top towers for the 2G, 3G, and microwave market. We plan to expand our business in the near future to enter the communication base station system integration market and to offer tower installation and maintenance services. Our towers are primarily made of steel, but some contain aluminum or other alloy materials.

Our revenues currently are, and historically have been, generated from the sale of our tower products. In the future, we expect to offer installation and maintenance services that we believe will generate an additional revenue stream, however, to date we have generated no material revenues from such services.

Our headquarters are located in Anhui Province in southeastern China and our international sales network is primarily operated from our branch offices in the Shenzhen Special Economic Zone and Beijing.

2010 Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the 2010 fiscal year:

  Revenues: Our revenues were $32.2 million for the 2010 fiscal year, an increase of $9.8 million, or 45.5%, from $22.4 million for fiscal year 2009.

  Gross Profit and Margin: Gross profit was $10.7 million for the 2010 fiscal year as compared to $7.2 million for fiscal year 2009. Gross margin was 33.2% for the 2010 fiscal year as compared to 32.3% for fiscal year 2009.

  Net Income: Net income was $5.7 million for the 2010 fiscal year, an increase of $1.5 million, or approximately 40.5%, from $4.2 million for fiscal year 2009.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.22 for the 2010 fiscal year, as compared to approximately $0.22 for fiscal year 2009, despite an increase of 19,194,421 shares on fully diluted basis.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our manufacturing facilities in China and derive a majority of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. Despite the global economic turmoil which resulted in a slowing of its growth rate, China experienced significant economic growth in recent years. China appears to be emerging from the economic slowdown and is expected to experience continued growth in all areas of investment and consumption.

  Product Development and Brand Recognition. We believe that in order to compete effectively in our market, we need to constantly improve the quality of our products and deliver new products with innovative features. As such, we face the challenge of expanding our research and development capacity. We need to maintain a strong and sufficient research and development team and identify the right directions for our research and development. We also face the long-term challenge of developing our brand recognition. We plan to focus on building a reputation for quality and excellent customer service within our industry instead of advertising. We believe that our sales and service team is key in developing the company’s brand recognition and value.

  Growth of Transmission Projects. Sales of our tower products depend on the continued private and governmental investment in transmission projects both in China and in emerging overseas markets. Growth in the domestic market relies primarily on China’s continued investment in the electric transmission industry in accordance with its 12th 5-Year Plan. So far China has invested over $100 billion in electric transmission infrastructure and we believe approximately 25% of which was spent on towers and related products and services. We expect this investment to continue for the next 5-7 years. China’s wireless communications market has also grown considerably in the past decade, with an estimated 800 million mobile phone users in China as of December 31, 2010. Continued growth in the wireless communications market will depend on the success of planned service provider infrastructure investment of over $60 billion in the next five years, with the bulk of this amount expected to be allocated to tower and base station development. Continued growth in transmission projects in the developing overseas electric transmission and wireless communication markets will similarly depend on continued investments in these overseas markets. We believe that if planned investments in electric and wireless communications projects in China and abroad continue to be implemented, we will realize increased opportunities to sell our tower products and planned maintenance services.

Taxation

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

TEC HK was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as TEC HK had no taxable income.

Under the EIT Law, ZTEC and STT are subject to an EIT rate of 25.0% . Since January 2010, TEC Tower has qualified as a government recognized High- and New-Technology Enterprise and has since been enjoying a reduced EIT rate of 15%. See Item 1, “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our revenues.

(All amounts, other than percentages, in thousand of U.S. dollars)
	Year Ended December 31,			Year Ended December 31,
	2010			2009
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$32,241	100.0%		$22,381	100.0%
Cost of goods sold	21,549	66.8%		15,150	(67.9%	)
Gross profit	10,693	33.2%		7,231	32.1%
Selling and marketing expenses	1,394	4.3%		300	(1.3%	)
General and administrative expenses	1,846	5.6%		1,025	(4.5%	)
Net income from operations	7,453	23.3%		5,906	26.3%
Other income (expenses)
Government grant	191	0.6%		107	0.4%
Other income	15	0.0%		100	0.4%
Interest expense	(896)	(2.8%	)	(480)	(2.2%	)
Net other income (expenses)	(690)	(2.2%	)	(272)	(1.4%	)
Net income before provision for income taxes	6,763	21.1%		5,634	24.9%
Provision for income taxes	(1,024)	(3.1%	)	(1,479)	(6.7%	)
Net income	5,739	18.0%		4,154	18.2%
Foreign currency translation adjustment	355	1.2%		55	0.4%
Comprehensive income	$6,094	19.2%		$4,209	18.6%

Revenues. Our revenues are mainly generated from sales of our tower products. Our revenues increased $9.8 million, or 93.8%, to $32.2 million for the fiscal year December 31, 2010 from $22.4 million during the 2009 fiscal year. Such increase was primarily due to an increase in sales volume. In 2010, approximately 56.3% of our revenues was generated from sales to customers in the power and energy industries and approximately 41.7% from sales to customers in the communication industry. As compared to 2009, revenues generated from sales to customers in power and energy industries and communication industry increased by approximately 66% and 17.6%, respectively. We benefited from the increase in infrastructure investment by local governments in China. In addition, our newly established sales team in Beijing also contributed to increase in sales to customers in power and energy industries.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold increased $6.3 million, or 41.4%, to $21.5 million in the fiscal year ended December 31, 2010, from $15.2 million during fiscal year 2009. The increase in cost of goods sold was generally in line with our increased sales volume and revenues. As a percentage of revenues, our cost of goods sold decreased from 67.9% in fiscal year 2009 to 66.8% in fiscal year 2010. The modest decrease of percentage of cost of goods sold was mainly due to our cost control efforts.

Gross profit. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $3.5 million, or 48.6%, to $10.7 million in 2010, from $7.2 million in 2009. Gross profit as a percentage of revenues (gross margin) was 33.2% and 32.1% for fiscal years ended December 31, 2010 and 2009, respectively.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. In the fiscal year ended December 31, 2010, our selling and marketing expenses rose to $1.4 million, or 367%, from $299,986 during the 2009 fiscal year. The increase in selling and marketing expenses was largely attributable to our increased international marketing efforts, costs associated with newly established sales team in Beijing, as well as higher transportation costs driven by high oil prices. In addition, a large portion of the transportation costs related to sales in December 2009 was paid in early 2010 whereas most of transportation costs associated with sales in December 2010 was paid before the end of 2010 due to shorter collection cycles imposed by transportation companies.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, doubtful debts reserve of $0.07 million, stock base compensation of $0.2 million and other expenses incurred in connection with general operations. In the fiscal year ended December 31, 2010, our general and administration expenses increased to $1.8 million, or 80%, from $1.0 million during fiscal year 2009. The increase in costs was attributable to business expansion and increased professional fees associated with our public reporting company status, an increase in doubtful debt reserve and costs associated with warrants issuable to CCG for their investor relationship services.

Interest expense. Interest expense increased $416,938, to $896,464, or 87.5%, in the fiscal year ended December 31, 2010, from $479,526 during the 2009 fiscal year. Such increase in interest expense was mainly due to increase in short term discounts interest of trade bills.

Net Income before Provision for Income Taxes. Our net income before provision for income taxes increased by $1.2 million, or 21.4%, to $6.8 million in the fiscal year ended December 31, 2010, from $5.6 million during fiscal year 2009, as a result of the factors described above.

Provision for Income Taxes. Our income tax provision decreased by $0.5 million, or 33.3%, to $1.0 million in the fiscal year ended December 31, 2010, from $1.5 million during the 2009 fiscal year. Since January 2010, TEC Tower has qualified as a government recognized High- and New-Technology Enterprise and has since been enjoying a tax rate reduction from 25% to 15%.

Net Income. As a result of the factors described above, we generated a net income of $5.7 million in the fiscal year ended December 31, 2010, an increase of $1.5 million, or 40.5%, from $4.2 million during the 2009 fiscal year, mainly as a result of the increase in sales volume as discussed above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $2.5 million, including restricted cash of $1.2 million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in thousand of U.S. dollars)

	Fiscal Year Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$3,009	$(7,237)
Net cash used in investing activities	(1,079)	(3,604)
Net cash (used in) provided by financing activities	(189)	9,968
Effects of exchange rate change in cash	621	315
Increase (decrease) in cash and cash equivalents	2,362	(558)
Cash and cash equivalents at beginning of the year	165	723
Cash and cash equivalents at end of the year	2,527	165

Operating Activities

Net cash provided by operating activities was $3.0 million for the fiscal year ended December 31, 2010, as compared to $7.2 million net cash used in operating activities for the 2009 fiscal year. The increase in net cash provided by operating activities was primarily attributable to a $1.6 million increase in net income, a $1.8 million decrease in inventory, a $3.3 million increase in accounts payable, a $3.7 million decrease in other receivables in 2010 as compared to 2009. We made a strategic decision to reduce our inventory level and tightened our collection policy to improve our cash position.

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2010 was $1.1 million, as compared to $3.6 million net cash used in investing activities during the 2009 fiscal year.

Our main uses of cash for investing activities in 2010 were acquisitions of property and equipment and construction in progress. In 2010, we spent approximately $0.6 million in the purchase of property and equipments. In addition, we invested approximately $0.5 million in capital improvement to Jingde plant’s infrastructure.

Our main uses of cash for investing activities in 2009 were acquisitions of equipment and land use rights. In 2009, we spent approximately $2.0 million in the purchase of property and equipments and $1.6 million in the purchase of land use right to expand our production capabilities.

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2010 was $189,204, as compared to $10.0 million net cash provided by financing activities during the 2009 fiscal year. During the 2009 fiscal year, we borrowed an additional $10.0 million in short term loans. Our short term loan level remained the same in 2010, and the $189,204 outflow was due to the change in exchange rate between RMB and U.S. dollar.

Loan Commitments

As of December 31, 2010, we did not hold any long-term loans. The amount, interest rate, maturity date and duration of each of our short-term bank loans were as follows:

	Amount	Interest
Bank	(in millions)*	Rate	Maturity Date	Duration
Industrial and Commercial Bank, Longshou Branch	$0.3	4.86%	January 22, 2011	6 months
Huishang Bank, Xuancheng Branch	3.0	5.84%	February 10, 2011	12 months
Industrial and Commercial Bank, Longshou Branch	0.4	4.86%	March 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.8	4.86%	March 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.3	5.31%	March 21, 2011	12 months
Industrial and Commercial Bank, Longshou Branch	0.9	5.31%	April 1, 2011	12 months
Industrial and Commercial Bank, Longshou Branch	1.2	5.10%	June 5, 2011	6 months
China Merchants Bank, Hefei Branch	1.5	6.12%	October 29, 2011	12 months
China Everbright Bank, Hefei Branch	4.5	5.56%	November 22, 2011	12 months
Total	$12.9

* Calculated based on the exchange rate of $1 = RMB 6.61

We have a RMB 30,000,000 (approximately $4.5 million) revolving line of credit with the Hefei Sipailou Branch of China Merchants Bank. We have utilized RMB 10,000,000 (approximately $1.5 million) of the line of credit as of the date of this report. This revolving line of credit is guaranteed by Anhui Dexin Guarantee Co., Ltd., an unaffiliated company. The crediting agreement will terminate on November 28, 2011.

We have a RMB 30,000,000 (approximately $4.5 million) revolving line of credit with the China Merchants Bank, Hefei Branch. We have utilized RMB 30,000,000 (approximately $4.5 million) of the line of credit as of the date of this report. This revolving line of credit is guaranteed by Zhongfui Trust Guarantee Co., Ltd., an unaffiliated company, our CEO and chairman Mr. Lu and his spouse. The crediting agreement will terminate on November 22, 2011.

We also maintain a RMB 16,000,000 (approximately $2.4 million) revolving line of credit with the Longshou Sub-branch of Xuancheng Branch of the Industrial and Commercial Bank of China. This line of credit is secured by TEC Tower’s land use rights. We have utilized RMB 8,000,000 (approximately $1.2 million) of the line of credit as of the date of this report. This line of credit expired on March 21, 2012.

Capital Expenditures

Our capital expenditures for fixed assets for the fiscal years ended December 31, 2010 and 2009 were approximately $1.1 million and $3.6 million, respectively.

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

Obligations under Material Contracts

In addition to the loan obligations disclosed above, we entered into a financial advisory agreement, dated May 4, 2010, with JW Junwei Financial Group, or Junwei. Pursuant to the agreement, which is for a five-year term, Junwei is obligated to provide us with financial advisory services over the term of the agreement and we are obligated to issue an aggregate of 500,000 shares of our common stock to Junwei in five equal 100,000 share portions for no cash consideration, commencing on December 31, 2010 and ending on December 31, 2014. The agreement contains an exclusivity provision whereby we have agreed to engage Junwei as our exclusive financial advisor for two years and also contains a $1 million liquidated damages provision for breach of such exclusivity. Junwei has agreed to waive the equity compensation and liquidated damage under this agreement. As of the date of this report, the Company has not issued any shares and paid any liquidated damage to Junwei in connection with such agreement.

CCG Investor Relations Partners LLC, CCG, our investor relations firm, is entitled to purchase up to 80,000 shares of fully-paid and non-assessable shares of our common stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG's right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively and contains $90,000 liquidated damages provision for breach of such exclusivity. The warrant expires on June 15, 2015. In the event that the agreement is terminated prior to the vesting date, such portion of the warrant shall not vest and the holder of the warrant shall not be entitled to exercise such unvested portion of the warrant.

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

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually being the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

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

Technical consulting service income is recognized when the relevant service is rendered.

Government grants represent local authority grants to the company for infrastructure development and the revenue is recognized on cash basis when the local authority approves the grant to the company.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT liability may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. .

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Assets Classifications	Estimated useful life

Buildings	50 years

Plant and machinery	5 years

Furniture, fixtures and office equipment	5 years

Motor vehicles	5 years

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the sale or disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statement of income in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

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

Impairment of Long-Lived Assets and Intangible Assets

In accordance with ASC Topic 360," Property, Plant and Equipment" , long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

Inventory

Inventory consists primarily of raw materials, work in progress, and finished goods. Raw materials are stated at cost. Cost comprises direct materials and, where applicable direct labor costs and applicable overhead costs that have been incurred in bringing the inventory to its present location and condition. Finished goods are stated at the lower of cost (determined on first in first out method) and net realizable value.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company's estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company's products, and technical obsolescence of products.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are primarily on a specific identification basis.

The standard credit period of the Company's most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010 and December 31, 2009. There was no allowance for doubtful accounts as of December 31, 2010 and December 31, 2009.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 " Accounting for Income Taxes" . Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using the tax bases of assets and liabilities using the enacted taxes rates in effect in the years in which the differences are expected to reverse.

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and December 31, 2009.

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

ASC 740 also prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

Product Warranties

Substantially all of the Company's products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides nil% of sales income for product warranties for the years ended December 31, 2010 and December 31, 2009 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $nil as of December 31, 2010 and December 31, 2009.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (" Paragraph 820-10-35-37" ) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2010 or December 31, 2009.

Accumulated Other Comprehensive Income

ASC Topic 220 " Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

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

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, " Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, " Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, " Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, " Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17 . This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, " Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 " Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend " Intangibles- Goodwill and Other" (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combination.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Chun Lu and Mr. Yuhua Yang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Lu and Mr. Yang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, the management concluded that the Company still needs to hire qualified accounting personnel and enhances the supervision, monitoring and reviewing of financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. The Company is actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, The Company plans to establish an audit committee and appoint qualified committee members to strength the company’s internal control over financial reporting.

Management is committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Chun Lu	37	Chairman, Chief Executive Officer and President
Yuhua Yang	35	Chief Financial Officer
Debin Chen	40	Vice President of Sales and Marketing
Jianming Wang	35	Chief Operating Officer
Baojia He	59	Chief Technology Officer
Xiaoxiang Liu	41	Director
Wei Zhang	42	Director

Mr. Chun Lu. Mr. Lu has been our Chairman since May 4, 2010 and has served as the President of TEC Tower since its inception in 2006. Prior to joining us, Mr. Lu was the general manager at Hangzhou Tianye Communication Equipment Co. from January 2002 to March 2006. Mr. Lu holds a bachelor's degree from Zhejiang Industrial and Commerce University in International Trade. Mr. Lu has not held any other public company directorships during the past five years.

Mr. Yuhua Yang. Mr. Yang has served as our Chief Financial Officer since May 4, 2010 and has served as the Director of Finance of TEC Tower since February 2010. Prior to joining us, Mr. Yang worked as the chief accountant at Yancheng Casing Co. from December 2003 to February 2010. Mr. Yang holds a bachelor's degree from the College of Finance and Economy at Lianyungang City, majoring in Taxation.

Mr. Debin Chen. Mr. Chen has served as our Vice President of Sales and Marketing since May 4, 2010 and has served in the same capacity for TEC Tower since September 2009. Prior to joining us, Mr. Chen served as the country manager, Bolivia and regional sales manager, North and South America for Huawei from June 1996 to July 2009. We believe that Mr. Chen's strong overseas sales experience will help drive our overseas operations. Mr. Chen holds a Bachelor's degree from Chengdu University of Science and Technology in Machinery Design and Manufacture.

Jianming Wang. Mr. Wang has served as our Chief Operating Officer since May 4, 2010 and has served in the same capacity for TEC Tower since December 2009. Prior to joining us, Mr. Wang worked at Huawei, from 2001 through 2009, as Service Sales Director of Sub-Saharan Region, Service Director of MTN Key Accounts, and Director of Global Service Sales. Mr. Wang earned a Bachelor's degree from Zhejiang University in Office Automation and an MBA from University of Pretoria.

Mr. Baojia He. Mr. He has served as our Chief Technology Officer since May 4, 2010 and has served as the Vice President of Research and Development of TEC Tower since 2007. Prior to joining us, Mr. He served as the Vice President of Technology at Jiangsu Taihu Tower from March 2005 to April 2007.

Mr. Xiaoxiang Liu. Mr. Liu has served as our Director since May 2010 and has served as the General Manager of TEC Tower since 2008 and TEC Tower's Chief Administrative Officer since May 4, 2010. Prior to joining us, Mr. Liu served as the president of Jingde County Branch of Industrial Commercial and Business Bank from August 2005 and December 2007, and as a customer manager at the same branch from July 2003 to August 2005. Mr. Liu holds a bachelor's degree in Economics from the Open University of China in 2004 and is a member of the Anhui Abacus Association. Mr. Liu has not held any other public company directorships during the past five years.

Mr. Wei Zhang. Mr. Zhang has served as our Director since May 2010 and has provided consulting services to TEC Tower since its inception in 2006. Prior to joining us, Mr. Zhang worked from 2000 and 2009, as a service manager for the Beijing Chaowai Railway. Mr. Zhang holds a bachelor's degree in Business Administration from the Peking University. Mr. Zhang has not held any other public company directorships during the past five years.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13, " Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Our board of directors has identified particular qualifications, attributes, skills and experience that are important to be represented on our board as a whole, in light of our current needs and business priorities. We are a U.S. public company that offers tower products to end users in the electric transmission and wireless communications industry in China. Therefore, the board believes that a diversity of professional experiences in tower construction and the electric transmission and wireless communications industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the board.

Set forth below is a summary of some of the specific qualifications, attributes, skills and experiences of our directors.

Chun Lu

  Co-founder of TEC Tower and Chairman and Chief Executive Officer of TEC Tower since its inception
  Holds a bachelor’s degree in International Trade
  Mr. Lu contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the communications and power equipment market

Xiaoxiang Liu

  Holds a bachelor’s degree in Economics
  Experience in finance and banking as head of a bank
  Member of the Anhui Abacus Association
  Mr. Liu’s extensive experience in the industrial financial market and strong knowledge of the banking industry makes him a key member of our management staff and a valuable member of our board of directors

Wei Zhang

  Holds a bachelor’s degree in Business Administration
  Mr. Zhang contributes his extensive knowledge and hands-on experience in the power utility industry to the Board

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. In fiscal year 2010, Form 3’s for Chun Lu, Yuhua Yang, Xiaoxiang Liu, Wei Zhang and Hua Peng Phillip Wong were filed late due to administrative oversight. In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

On May 4, 2010, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on May 10, 2010.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000 during the noted periods.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chun Lu, Chairman and CEO (1)	2010	6,968					6,968
	2009	3,167	-	-	-	-	3,167
Jiao Jiaojiao, Former CEO and President (2)	2010						0
	2009						0
Michael Anthony, Former CEO and President (3)	2010		-	-	-	-	0
	2009		-	-	-	-	0

(1)

On May 4, 2010, we acquired TEC HK in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Lu became our Chief Executive Officer. Prior to the effective date of the reverse acquisition, Mr. Lu served in the same capacities with TEC Tower. The annual, long term and other compensation shown in this table include the amount Mr. Lu received from TEC Tower prior to the consummation of the reverse acquisition.

(2)	Ms. Jiao resigned as our Chief Executive Officer on May 4, 2010 in connection with the reverse acquisition of TEC.

(3)	Mr. Michael Anthony served as our President and sole director from October 13, 2007 until his resignation and appointment of Ms. Jiao on January 13, 2010.

Employment Agreements

All our employees, including Mr. Chun Lu, our Chairman and Chief Executive Officer, Mr. Yuhua Yang, our Chief Financial Officer, Mr. Debin Chen, our Vice President of Sales and Marketing, Mr. Baojia He, our Chief Technology Officer, and Mr. Jianming Wang, Chief Operating Officer, have executed our employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Lu currently receives an annual salary of RMB 47,100 (approximately $6,968), Mr. Yang currently receives an annual salary of RMB 25,387 (approximately $3,756), Mr. Chen currently receives an annual salary of RMB163,194 (approximately $24,143), Mr. He currently receives an annual salary of RMB99,146 (approximately $14,668) and Mr. Wang currently receives an annual salary of RMB112,153 (approximately $16,592).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Xinqiao Industrial Park, Jingde County, Anhui Province, 242600, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Chun Lu	Chairman and Chief Executive Officer	Common Stock	0	*
Yuhua Yang	Chief Financial Officer	Common Stock	0	*

Debin Chen	VP of Sales and Marketing	Common Stock	0	*
Jianming Wang	Chief Operating Officer	Common Stock	0	*
Baojia He	Chief Technology Officer	Common Stock	0	*
Xiaoxiang Liu	Director	Common Stock	0	*
Wei Zhang	Director		0	*
All officers and directors as a group (7 persons named above)		Common Stock	0	*
5% Security Holders
Hua Peng Phillip Wong		Common Stock	17,797,372(3)	58.97%
AMTT Digital A Limited		Common Stock	4,130,000	13.68%
Jian Wu		Common Stock	4,130,000(4)	13.68%
Ying Liu		Common Stock	2,490,129	8.25%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 30,181,552 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 30, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

The shares held by Mr. Wong are subject to an option agreement, dated May 4, 2010, which gives our Chief Executive Officer, Mr. Lu, an option to acquire 17,797,372 shares our common stock currently owned by Mr. Wong. For details regarding this option agreement, see “Changes in Control” below.

(4)	Includes 4,130,000 shares held by AMTT Digital A Limited, a company owned and controlled by Mr. Wu.

Changes in Control

On May 4, 2010, our Chairman and Chief Executive Officer, Mr. Chun Lu, entered into an option agreement with Hua Peng Phillip Wong, pursuant to which Mr. Lu was granted an option to acquire all of the shares of our common stock currently owned by Mr. Wong for an exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. After Mr. Lu exercises this option, he will be our controlling stockholder. We are not aware of any other arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On January 13, 2010, we entered into and closed a share purchase agreement with Michael Anthony, our CEO at the time, and certain accredited purchasers signatory thereto, pursuant to which we sold an aggregate of 10,880,000 shares of our common stock to the purchasers for a total of $225,000. Simultaneously with and as a condition to the closing of the share purchase agreement, we re-purchased 10,880,000 common shares from Corporate Services International Profit Sharing and Century Capital Partners, LLC, which are both beneficially owned by Mr. Anthony, for an aggregate purchase price of $225,000.

  Prior to our reverse acquisition of TEC HK, TEC Tower was still a private company and loaned funds to certain of its officers, directors and control persons from time to time. Such amounts were unsecured, interest free and had no fixed term of repayment. As at December 31, 2009, the following amounts were due and payable to TEC Tower: $908,593 was due from Mr. Lu, TEC Tower’s Chairman; $308,534 was due from Mr. Lu’s wife, Ms. Zhu Yi Ping; and $2,105,010 due from Anhui TaiKe Real Estate Co., Limited, an entity owned and controlled by Mr. Lu. As of May 4, 2010, all such amounts were repaid to us in full in connection with the closing of the reverse acquisition. We understand that the Company and its subsidiaries would have been prohibited from making each of the foregoing loans under Section 402 of the Sarbanes Oxley Act of 2002 and confirm that the Company will comply with the requirements of such act going forward.

  On May 4, 2010, we entered into a financial advisory agreement with Junwei. Pursuant to the agreement, which is for a five-year term, Junwei is obligated to provide us with financial advisory services over the term of the agreement and we are obligated to issue an aggregate of 500,000 shares of our common stock to Junwei in five equal 100,000 share portions for no cash consideration, commencing on December 31, 2010 and ending on December 31, 2014. The agreement contains an exclusivity provision whereby we have agreed to engage Junwei as our exclusive financial advisor for two years and also contains a $1 million liquidated damages provision for breach of such exclusivity. Junwei has agreed to waive the equity compensation and no shares have been issued to Junwei as of the date of this report. Mr. Jian Wu, who is the beneficial owner of 11.38% of our total outstanding shares of common stock, is the chairman and shareholder of Junwei.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$55,000	$-
Audit-Related Fees	16,000	-
Tax Fees	0	-
All Other Fees	8,300	-
TOTAL	$79,300	$-

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Madsen & Associates CPA’s, Inc. for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated May 4, 2010, among the Company, TEC Technology Limited and its shareholders (incorporated by reference to Exhibit 2.2 of the current report on Form 8-K filed by the Company on May 10, 2010)

3.1*	Certificate of Incorporation of the Company, as amended to date
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s 10-Q filed on September 22, 2008)
10.1

Side Letter, dated May 4, 2010, among the Company, Wong Hua Peng Phillip and certain transferees (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.2

Stock Purchase Agreement, dated January 13, 2010, by and among the Company, Michael Anthony and the accredited investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010)

10.3

Repurchase Agreement, dated January 13, 2010, among the Company, Corporate Services International Profit Sharing and Century Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2010)

10.4

English Translation of Equity Transfer Agreement, dated February 22, 2010, between Chun Lu and TEC Technology Limited (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.5

English Translation of Procurement Contract, dated June 23, 2009, between Anhui TEC Tower Co. Ltd. and ZTE (Shenzhen) Kangxun Telecom Co., Ltd. (incorporated by reference to Exhibit 10.10 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.6	English Translation of Technology Transfer (Patent Exploitation License) Contract (Valve Spring), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science

Exhibit No.	Description
(incorporated by reference to Exhibit 10.11 of the current report on Form 8-K filed by the Company on May 10, 2010)
10.7

English Translation of Technology Transfer (Patent Exploitation License) Contract (Mechanical Lift), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (incorporated by reference to Exhibit 10.12 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.8

English Translation of Technology Transfer (Patent Exploitation License) Contract (U-Shape Bolt), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (incorporated by reference to Exhibit 10.13 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.9

English Translation of Technology Transfer (Patent Exploitation License) Contract (MDF Test Module), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Hangzhou Tianye Communication Equipment Co. Ltd. (incorporated by reference to Exhibit 10.14 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.10

English Translation of Technology Transfer (Patent Exploitation License) Contract (MDF Security Unit), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Hangzhou Tianye Communication Equipment Co. Ltd. (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.11

English Translation of Loan Contract, dated February 8, 2010, between Anhui TEC Tower Co. Ltd. and Huishang Bank, Xuancheng Branch (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.12

English Translation of Loan Contract, dated November 23, 2009, between Anhui TEC Tower Co. Ltd. and China Everbright Bank (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.13

English Translation of Crediting Agreement, dated September 27, 2009, between Anhui TEC Tower Co. Ltd. and China Merchants Bank, Hefei Sipailou Branch (incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.14

English Translation of Lease Agreement, dated August 31, 2009, between Mr. Chen and Mr. Jie Ding (incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.15

English Translation of Labor Contract, dated January 1, 2010, between Anhui TEC Tower Co. Ltd. and Chun Lu (incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.16

English Translation of Labor Contract, dated September 9, 2009, between Anhui TEC Tower Co. Ltd. and Debin Chen (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed by the Company on May 10, 2010)

14	Code of Ethics of the Company adopted on May 4, 2010 (incorporated by reference to Exhibit 14 of the current report on Form 8-K filed by the Company on May 10, 2010)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the current report on Form 8-K/A filed by the Company on June 24, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 5, 2011

TEC TECHNOLOGY, INC.

By:	/s/ Chun Lu
Chun Lu
Chief Executive Officer

By:	/s/ Yuhua Yang
Yuhua Yang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun Lu	Chairman and Chief Executive Officer	April 5, 2011
Chun Lu	(Principal Executive Officer)

/s/ Yuhua Yang	Chief Financial Officer	April 5, 2011
Yuhua Yang	(Principal Financial and Accounting Officer)

/s/ Xiaoxiang Liu	Director	April 5, 2011
Xiaoxiang Liu

/s/ Wei Zhang	Director	April 5, 2011
Wei Zhang

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Madsen & Associates CPAs, Inc.
684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TEC TECHNOLOGY, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of TEC Technology, Inc. and Subsidiaries (the Company) as of December 31, 2010 and December 31, 2009 and the consolidated statements of income and comprehensive income, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the years ended December 31, 2010 and December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2010 and December 31, 2009, and the consolidated results of its operations and cash flows for the years ended December 31, 2010 and December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Madsen & Associates CPA’s, Inc.

/s/ Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 28, 2011

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$2,526,710	$164,927
Restricted cash	1,164,598	-
Accounts receivable, net of allowance for doubtful accounts	14,356,352	8,791,842
Inventory	5,235,074	7,066,787
Deposits and prepaid expenses	5,439,579	2,716,237
Other receivables	1,626,039	4,175,590
Taxes recoverable	2,389	4,889
Total current assets	30,350,741	22,920,272
Property and equipment
Property and equipment, net of accumulated depreciation	3,790,765	3,353,841
Land use rights, net of accumulated amortization	2,071,771	2,051,837
Construction in progress	473,355	-
	6,335,891	5,405,678
Total assets	$36,686,632	$28,325,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,313,633	$5,012,224
Other payables and accrued expenses	3,494,358	3,624,919
Taxes payables	44,608	1,306,915
Customer deposits	80,331	113,867
Short term borrowings	12,938,582	12,733,709
	24,871,512	22,791,634
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 and 19,194,421 shares issued and outstanding December 31, 2010 and December 31, 2009, respectively	$30,182	$19,195
Additional paid in capital	1,024,891	849,278
Retained earnings	10,077,006	4,337,943
Accumulated other comprehensive income	683,041	327,900
Total stockholders' equity	11,815,120	5,534,316
Total liabilities and stockholders' equity	$36,686,632	$28,325,950

See accompanying notes to consolidated financial statements

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009

Revenues	$32,241,333	$22,380,597
Cost of goods sold	21,548,571	15,149,926
Gross profit	10,692,762	7,230,671
Selling and marketing expenses	1,393,886	299,986
General and administrative expenses	1,845,865	1,024,515
Net income from operations	7,453,011	5,906,170
Other income (expenses)
Government grant	190,758	107,011
Other income	15,469	100,085
Interest expense	(896,464)	(479,526)
Net other income (expenses)	(690,237)	(272,430)
Net income before provision for income taxes	6,762,774	5,633,740
Provision for income taxes	(1,023,711)	(1,479,397)
Net income	5,739,063	4,154,343
Other comprehensive gain
Foreign currency translation gain	355,141	54,900
Comprehensive income	$6,094,204	$4,209,243
Weighted average numbers of shares outstanding:
Basic	26,519,175	19,194,421
Diluted	26,519,175	19,194,421
Earnings per share
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

See accompanying notes to consolidated financial statements

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

							Accumulated
	Preferred stock		Common stock				other
	Par value : $0.001		Par value : $0.001		Additional	Retained	comprehensive
	Shares	Amount	Shares	Amount	paid-in capital	earnings	income	Total

Balance as of January 1, 2009	-	$-	19,194,421	$19,195	$849,278	$183,600	$273,000	$1,325,073
Net income for the year	-	-	-	-	-	4,154,343	-	4,154,343

Foreign currency translation gain	-	-	-	-	-	-	54,900	54,900
Balance as of December 31, 2009	-	-	19,194,421	19,195	849,278	4,337,943	327,900	5,534,316
Recapitalization - reverse merger acquisition of HGHN	-	-	10,987,131	10,987	(10,987)	-	-	-
Issuance of warrant	-	-	-	-	186,600	-	-	186,600
Net income for the year	-	-	-	-	-	5,739,063	-	5,739,063
Foreign currency translation gain	-	-	-	-	-	-	355,141	355,141
Balance as of December 31, 2010	-	$-	30,181,552	$30,182	$1,024,891	$10,077,006	$683,041	$11,815,120

See accompanying notes to consolidated financial statements

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009

Cash flows from operating activities
Net income	$5,739,063	$4,154,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266,127	163,600
Amortization of land use rights	42,494	33,008
Allowance for doubtful debts	70,000	-
Stock based compensation	155,000	-
Changes in operating assets and liabilities
Increase in restricted cash	(1,164,598)	-
Decrease (increase) in inventory	1,831,713	(4,389,695)
Decrease in deposits and prepaid expenses	(2,723,342)	(2,070,898)
Decrease in accounts receivable	(5,634,510)	(7,258,771)
Decrease (increase) in other receivables	2,549,551	(2,345,441)
Decrease in taxes recoverable	2,500	87,262
(Decrease) increase in taxes payable	(1,262,307)	1,306,915
Decrease in accounts payable	3,301,409	4,423,394
Decrease in customer deposits	(33,536)	(247,921)
Decrease in other payables and accrued expenses	(130,561)	(1,092,891)
Net cash provided by (used in) operating activities	3,009,003	(7,237,095)
Cash flows from investing activities
Purchases of property and equipment	(605,968)	(1,960,684)
Payment for construction in progress	(473,355)	-
Purchases of land use rights	-	(1,643,546)
Net cash used in investing activities	(1,079,323)	(3,604,230)
Cash flows from financing activities
Repayment of long term loan	-	(264,060)
Proceeds from short term borrowings	3,327,280	15,953,625
Repayment of short term borrowings	(3,516,484)	(5,721,151)
Net cash (used in) provided by financing activities	(189,204)	9,968,414
Effects of exchange rate changes in cash	621,307	314,696
Increase (decrease) in cash and cash equivalents	2,361,783	(558,215)
Cash and cash equivalents, beginning of year	164,927	723,142
Cash and cash equivalents, end of year	2,526,710	164,927
Supplementary disclosures of cash flow information:
Cash paid for interest	897,620	479,526
Cash paid for income taxes	2,196,414	1,341,481
Non cash financing activities
Issuance of warrant	186,600	-

See accompanying notes to consolidated financial statements

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

Highland Ridge, Inc. (formerly known as Sea Green, Inc., Americom Networks Corp. and Americom Networks International, Inc.) was incorporated on July 22, 1988 in the State of a Delaware, United States of America. On June 9, 2010, the Company changed its name from Highland Ridge, Inc. to TEC Technology, Inc. (the “Company” or “HGHN”).

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TEC Technology Limited, a Hong Kong limited company (“TECT”) and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of its common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns Anhui TEC Tower Co., Ltd. (“ATEC”) and Shuncheng Taida Technology Co., Ltd. (“STT”). ATEC currently owns 90% of Zhejiang TEC Tower Co., Ltd. (“ZTEC”). For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and HGHN as the acquired party. Upon completion of the exchange, TECT became a wholly owned subsidiary of HGHN. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares of our common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. The accounting treatment for this transaction is essentially recapitalization of TECT with HGHN’s common stock.

TECT was organized as a private corporation, under the Companies Laws of the Hong Kong on November 11, 2009. It was principally established to serve as an investment holding company and its operation are carried out in Hong Kong.

On February 22, 2010, TECT entered into an equity transfer agreement with Mr. Chun Lu, the sole shareholder of ATEC. The transfer was approved by the Department of Commerce of Anhui Province on March 2, 2010. This business combination was accounted for as entities under common control because the majority shareholders of TECT and ATEC were the same person.

ATEC is a private corporation, incorporated under the laws of the People’s Republic of China (“PRC”) on July 3, 2007. ATEC’s principal activities are the development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

ZTEC was established on December 7, 2009 as a PRC limited company with ATEC owing 90% of equity interest and Ms. Yiping Zhu, an individual, owning the remaining 10% equity interest. ZTEC’s production facility is still under construction and it has not yet commenced operations. ZTEC’s main business will include the development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

STT was incorporated in the PRC on January 20, 2010. STD has not commenced operations and its main business will include engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

As a result of the reverse acquisition of TECT, the Company entered into new businesses. The Company is primarily engaged, through its indirect Chinese subsidiaries, in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications..

The Company’s headquarter is located at Xinqiao Industrial Park, Jingde Country, Anhui Province, 242600, PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of subsidiary	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity

TEC Technology Limited	Hong Kong	November 11, 2009	100% directly	Investment holding

Anhui TEC Tower Co., Ltd.	People's Republic of China	April 19, 2006	100% directly	Development,manufacturing and selling of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers, transmission cable towers, telecommunication equipment, scrap and provision for technical consulting service

Zhejiang TEC Tower Co., Ltd.	People's Republic of China	December 7, 2009	90% indirectly	The company has not commenced its business of development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

Shuncheng Taida Technology Co., Ltd.	People's Republic of China	January 20, 2010	100% directly	The company has not commenced its business of engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

2.3	BASIS OF CONSOLIDATION AND PRESENTATION

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

On February 22, 2010, TECT entered into an equity transfer agreement with Mr. Chun Lu, the sole shareholder of ATEC. The transfer was approved by the Department of Commerce of Anhui Province on March 2, 2010. This acquisition was accounted for as a reverse merger with TECT being the legal acquirer. The accounting treatment for this transaction is essentially recapitalization of ATEC with TECT’s common stock.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.3	BASIS OF CONSOLIDATION AND PRESENTATION (CONTINUED)

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TECT and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of its common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns ATEC and STT. ATEC owns 90% equity interest in ZTEC. For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and the HGHN as the acquired party. Upon completion of the share exchange, TECT became a wholly owned subsidiary of HGHN. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares the Company’s common stock owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

Prior to the acquisition of ATEC by TECT, neither TECT nor HGHN had active business operations. For reporting purposes, the Company has assumed that Mr. Lu has exercised his option immediately and thus HGHN, TECT and ATEC were effectively under the common control of Mr. Lu when the Company acquired TECT. The acquisition transactions between (i) HGHN and TECT and (ii) TECT and ATEC are therefore accounted for as reverse mergers.

For accounting purposes, the combination of the company and TECT was accounted for as a reverse merger with ATEC as the accounting acquirer and HGHN and TECT as the accounting acquiree and the acquisition of ZTEC and STT was accounted for under the acquisition method with TECT as the immediate parent corporation of both companies for legal purposes and the Company as the ultimate parent corporation. Accordingly, the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of share exchange transaction.

HGHN, TECT, ATEC, ZTEC and STT are hereafter collectively referred to as the Company.

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

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.6	REVENUE RECOGNITION

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

Technical consulting service income is recognized when the relevant service is rendered.

Government grants represent local authority grants to the company for infrastructure development and the revenue is recognized on cash basis when the local authority approves the grant to the company.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT liability may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

	2.7	SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $755,840 and $231,555 for the years ended December 31, 2010 and December 31, 2009, respectively.

	2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $43,550 and $2,913 for the years ended December 31, 2010 and December 31, 2009, respectively.

	2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $0 and $6,507 as incurred for the years ended December 31, 2010 and December 31, 2009, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

	2.10	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.11	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is United States Dollars ($) and the functional currency of its subsidiaries ATEC, ZTEC, STT and TECT is Chinese Renminbi (RMB).

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

Foreign currency translation gain included in accumulated other comprehensive income amounted to $683,041 as of December 31, 2010 and $327,900 as of December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.61 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.78 to $1.00 and RMB6.81 to $1.00, respectively.

	2.12	BUSINESS COMBINATION

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

	2.13	NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

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

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.14	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. .

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Assets Classifications	Estimated useful life

Buildings	50 years
Plant and machinery	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 years

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the sale or disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statement of income in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

2.15	LAND USE RIGHTS

Land use rights represent acquisition of land use rights of industrial land from local government and are amortized on the straight line over their respective lease periods. The lease period of agriculture land is 50 years.

2.16	CONSTRUCTION IN PROGRESS

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

2.17	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.18	CAPITALIZED INTERNAL-USE SOFTWARE

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

Inventory consists primarily of raw materials, work in progress, and finished goods. Raw materials are stated at cost. Cost comprises direct materials and, where applicable, direct labor costs and applicable overhead costs that have been incurred in bringing the inventory to its present location and condition. Finished goods are stated at the lower of cost (determined on first in first out method) and net realizable value.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products.

	2.20	ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are primarily on a specific identification basis.

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010 and 2009. There was no allowance for doubtful accounts as of December 31, 2010 and 2009.

	2.21	INCOME TAXES

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and 2009.

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

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.21	INCOME TAXES (CONTINUED)

The provision for income tax is based on the results for the year as adjusted for items, which are non- assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

ASC 740 also prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provide guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

	2.22	RELATED PARTIES

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

	2.23	PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides 0% of sales income for product warranties for the years ended December 31, 2010 and 2009 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $0 as of December 31, 2010 and 2009.

	2.24	WEIGHTED AVERAGE NUMBER OF SHARES

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

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.25	ECONOMIC, POLITICAL AND BUSINESS RISK

The Company’s operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

	2.26	CONCENTRATIONS OF CREDIT RISK

Cash includes demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash in these banks as of December 31, 2010 and 2009 amounted to $2,088,297 and $138,251, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2010	2009

Customer A	24.15%	50.98%
Customer B	17.98%	28.45%
Customer C	11.42%	-
Customer D	8.75%	-
Customer E	5.38%	-
Customer F	-	-
Customer G	-	10.08%
Customer H	-	4.06%
Customer I	-	2.54%
	67.68%	79.43%

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2010	2009

Customer A	31.46%	31.00%
Customer B	16.73%	-
Customer C	12.57%	-
Customer D	7.82%	-
Customer E	9.89%	31.71%
Customer F	-	24.55%
Customer G	-	5.83%
Customer H	-	4.36%
	78.47%	62.71%

2.27	EARNINGS PER SHARE

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

For the years ended December 31, 2010 and 2009, basic and diluted earnings per share amount to $0.22 and $0.22, respectively.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.28	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2010 or December 31, 2009.

	2.29	STOCK-BASED COMPENSATION

The Company adopted ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

On June 15, 2010, the Company issued a warrant to purchase 80,000 shares at a price of $2.00 per share. The warrant vests in four equal installments on June 20th , September 30th , December 31st 2010 and March 31st of 2011. In the event that the agreement is terminated prior to the vesting date, such portion of the warrant shall not vest and the holder of the warrant shall not be entitled to exercise such unvested portion of the warrant. The warrant will expire on June 15, 2015.

	2.30	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution programs and the payments to these programs are charged as expenses when employees have rendered service entitling them to the contribution.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.31	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combination.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

No provision for income taxes in the United States has been made as the Company has no income taxable in the United States.

No Hong Kong corporate income tax has been provided in the financial statements, as TECT did not have any assessable profits for the years ended December 31, 2010 and December 31, 2009.

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

Provision for income tax of the company’s subsidiary ATEC was made at the unified EIT rate of 25% for the year ended December 31, 2010 but ATEC is entitled to a refund of 10% according to local preferential tax policy for manufacturing of high technology products for the three years from January 1, 2010 to December 31, 2012. Therefore, the provision for income tax of the company’s subsidiary ATEC was made at the local preferential EIT rate of 15% for the year ended December 31, 2010.

The company’s subsidiaries ZTEC and STT have not commenced their business, therefore no provision for income taxes has been made for the years ended December 31, 2010 and December 31, 2009.

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the year ended December 31, 2010:

2010
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)
Hong Kong profits tax	16.50
Offshore income not recognized in Hong Kong	(16.50)
China Enterprise income taxe rate for high technology	15
15%

Provision for income taxes is as follows:

	2010	2009
Income tax
HGHN - US corporate tax	$-	$-
TECT - Hong Kong profits tax	-	-
ATEC - China EIT	1,023,711	1,479,397
ZTEC and STT - China EIT	-	-
Deferred tax	-	-
	$1,023,711	$1,479,397

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	2010	2009
Cash and bank balances	$2,526,710	$161,133

6.	RESTRICTED CASH

The Company’s restricted cash consists of bank time deposits in the bank as security deposits for the completion of certain projects of the company. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Restricted cash amounted to $1,164,598 and $0 as of December 31, 2010 and 2009, respectively.

7.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset and no allowance for doubtful debt has been recorded of $70,000 and $0 as of December 31, 2010 and 2009. Bad debts written off for the years ended December 31, 2010 and 2009 was $0.

Aging of accounts receivable is as follows:

	2010	2009

within 3 months	$13,658,262	$8,398,448
over 3 months and within 6 months	356,438	152,797
over 6 months and within 1 year	343,298	240,597
over 1 year	68,354	-
	14,426,352	8,791,842
Less: Allowance for doubtful accounts	(70,000)	-
	$14,356,352	$8,791,842

Accounts receivable includes the amounts of $3,151,959 (2009: $1,333,972) that was factored to the Industrial and Commercial Bank, PRC for collection.

8.	INVENTORY

2010 2009 Raw materials $ 2,590,642 $ 3,949,512 Work in progress 2,644,432 129,726 Finished goods - 2,987,549 $ 5,235,074 $ 7,066,787

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	2010	2009

Guarantee and utility deposits	$828,170	$1,341,572
Deposit for acquistion of land use rights	518,753	-
Land leveling, design fees and stamp duty prepaid expenses	3,110,145	-
Prepaid expenses	91,091	-
Advances to suppliers and services providers	874,436	1,351,157
Prepayment for purchase of property and equipment	2,269	13,570
Advances to logistic service providers	14,715	9,938
	$5,439,579	$2,716,237

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Advances to suppliers are down payments or deposits for inventory purchases. ZTEC acquired land use rights of new land in the PRC and paid deposits for the acquisition of land use rights, ZTEC also prepaid land leveling, design fees and stamp duty fees. The inventory and services are normally delivered and rendered within one to two months after the payments have been made.

10.	OTHER RECEIVABLES

	2010	2009

Due from former sole stockholder and his affiliates	$-	$3,322,137
Loan due from third parties	-	195,111
Due from employees	963,416	655,238
Due from third parties	661,156	-
Others	1,467	3,104
	$1,626,039	$4,175,590

Due from former sole stockholder and his affiliates and loan due from third parties are unsecured advances, interest free and without fixed terms of repayment and are for the specific business purposes. Due from employees are the amounts advanced for business transactions on behalf of the company and will be reconciled on the completion of business transactions.

11.	TAXES RECOVERABLE

	2010	2009

VAT recoverable	$2,389	$2,711
Individual income tax recoverable	-	2,178
Taxes recoverable	$2,389	$4,889

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

	2010	2009

Buildings	$2,584,596	$2,425,451
Plant and machinery	1,351,729	1,062,185
Furniture, fixtures and office equipment	123,716	61,455
Motor vehicles	294,812	87,257
	4,354,853	3,636,348
Less: Accumulated depreciation	(564,088)	(282,507)
Net book value	$3,790,765	$3,353,841

Depreciation expense was $266,127 and $163,600 for the years ended December 31, 2010 and 2009, respectively.

13.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. The Company has acquired the land use rights to three parcels located at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total cost of these land use rights of ATEC was $2,112,867 and the land use rights will expire in 2056, 2058 and 2058, respectively.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

	2010	2009

Cost	$2,178,255	$2,112,867
Less: Accumulated amortization	(106,484)	(61,030)
Net book value	$2,071,771	$2,051,837

Amortization expense was $42,494 and $42,231 for the years ended December 31, 2010 and 2009, respectively.

14.	CONSTRUCTION IN PROGRESS

	2010	2009
Construction of office building	$473,355	$-

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER PAYABLES AND ACCRUED EXPENSES

	2010	2009

Due to former sole stockholder and his affiliates	$2,789,568	$-
Land use rights payable	-	1,350,146
Due to third parties	603,824	2,197,461
Due to employees	8,359	18,015
Accruals	92,607	27,596
Others	-	31,701
	$3,494,358	$3,624,919

Due to former sole stockholder and his affiliates, due to third parties and employees were unsecured, interest free and without a fixed term of repayment and were for unspecific business purposes.

16.	TAXES PAYABLE

	2010	2009

Enterprise income tax payable	$42,557	$1,290,966
City maintenance and construction levies payable	-	7,157
Individual income tax payable	2,051	-
Education levies and stamp duty payable	-	8,792
	$44,608	$1,306,915

17.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	Interest rate	Maturity date	2010		2009

Industrial and Commercial Bank, Longshou Branch, PRC	4.86% - 5.31%	From January 22, 2011 to June 5, 2011	$ 3,864,182	*	$ 4,041,585
Huishang Bank, Hefei branch, PRC			-		2,200,500
China Merchant Bank, Heifei branch, PRC	6.12%	October 29, 2011	1,512,400	+	1,173,600
China Everbright Bank, Heifei branch, PRC	5.56%	November 22, 2011	4,537,200		4,401,000
Huishang Bank, Xuancheng branch, PRC	5.84%	February 10, 2011	3,024,800	*	682,304
The Economic Standing Committee of Jinde County, PRC			-		234,720
			$ 12,938,582		$ 12,733,709

* secured by land use rights
+ secured by third party’s guarantee

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2010 and 2009, customer deposits amounted to $80,331 and $113,867, respectively.

19.	SHAREHOLDERS’ EQUITY

The Company has authorized Preferred stock of 10,000,000 shares with a par value of $0.001. As of December 31, 2010 and 2009, the company has not issued any preferred shares.

The Company has authorized common stock of 300,000,000 shares with a par value of $0.001. As of December 31, 2010 and 2009, the company had issued and outstanding 30,181,552 and 19,194,421 shares, respectively.

On May 4, 2010, the Company issued 19,194,421 shares of common stock to the sole shareholder of TECT in exchange for 10,000 shares of TECT, which was all the issued and outstanding capital stock of TECT.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

20.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the years ended December 31, 2010 and 2009 was $22,309 and $0, respectively.

The future minimum lease payments as of December 31, 2010 and 2009 were $nil.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of December 31, 2010 and 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

The Company has entered into two separate agreements that would require the Company to pay liquidated damages if the Company failed to perform under the agreements. The amount of the potential damages is listed below:

	2010	2009

Liquidated damages for
- investment relation service with CCG	$90,000	$-

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on June 15, 2010. The company issued a warrant to CCG Investor Relations Partners LLC (“CCG”), an investor relations firm, for the purchase of 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant vested in four equal installations on June 20th, September 30th, December 31st of 2010 and March 31, 2011. The warrant will expire on June 15, 2015.

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company calculated a stock based compensation of $186,600 and recognized $155,000 in stock based compensation expense for the year ended December 31, 2010. As of December 31, 2010, the prepaid compensation expense amount was $31,600.

	Number of shares entitled to purchase	Exercise Price	Expiration date

Issued on June 15, 2010	80,000	$2.00	June 15, 2015

Balance as of December 31, 2010	80,000	$2.00
Warrants exercised	-	2.00
Warrants expired	-	2.00
Total outstanding as of December 31, 2010	80,000	2.00	June 15, 2010

Utilizing the Black Scholes option-pricing model, the share based compensation expenses for the years ended December 31, 2010 and 2009 were $155,000 and $0, respectively.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	OBLIGATION UNDER MATERIAL CONTRACTS

CCG was issued a warrant to purchase up to 80,000 shares of the Company’s stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG's right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant has a term of 5 years and will expire on June 15, 2015. The agreement contains a $90,000 liquidated damage provision for breach of such exclusivity. As of December 31, 2010, CCG had not exercised the warrant.

23.	PRODUCT LINE INFORMATION

The Company sells towers, which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all towers. The Company’s chief operating decision-makers (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long-lived assets located in foreign countries. The Company's net revenue from external customers by main product lines is as follows:

	2010	2009

Domestic sales
Communication towers	$9,539,546	$11,410,377
Electricity supply towers	17,439,897	10,029,740
Telecommunication equipment	1,740,173	-
Scrap	587,276	-
	29,306,892	21,440,117
Export sales
Communication towers	2,176,167	30,770
Electricity supply towers	715,589	909,710
	2,891,756	940,480
Technical service income	42,685	-
	$32,241,333	$22,380,597

Certain reclassifications have been made in the prior year amounts for comparability with the current year amounts.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years, the company had no other significant related party transactions.

On January 13, 2010, we entered into and closed a share purchase agreement with Michael Anthony, our CEO at the time, and certain accredited purchasers signatory thereto, pursuant to which we sold an aggregate of 10,880,000 shares of our common stock for a total of $225,000. Simultaneously with and as a condition to the closing of the share purchase agreement, we re-purchased 10,880,000 common shares from Corporate Services International Profit Sharing and Century Capital Partners, LLC, which are both beneficially owned by Mr. Anthony, for an aggregate purchase price of $225,000.

Name of related party	Nature of transactions
Mr. Chun Lu, CEO, chairman and his affiliates	* Included in other payable, due from former stockholder and its affiliates was $2,789,568 as of December 31, 2010. The amount is unsecured, interest free and has no fixed term of repayment.

* Included in other receivables, due from former stockholder and his affiliates is $3,322,137 as of December 31, 2009. The amount is unsecured, interest free and has no fixed term of repayment

*	Prior to our reverse acquisition of HGHN, ATEC was a private company and loaned funds to certain of its former officers, directors and control persons from time to time. Such amounts were unsecured, interest free and had no fixed term of repayment. As of December 31, 2009, the following amounts were due and payable to ATEC: $908,593 was due from Mr. Lu, ATEC’s Chairman; $308,534 was due from Mr. Lu’s wife, Ms. Yi Ping Zhu; and $2,105,010 due from Anhui TaiKe Real Estate Co., Limited, an entity owned and controlled by Mr. Lu. As of May 4, 2010, all such amounts were repaid to Company.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated May 4, 2010, among the Company, TEC Technology Limited and its shareholders (incorporated by reference to Exhibit 2.2 of the current report on Form 8-K filed by the Company on May 10, 2010)

3.1*	Certificate of Incorporation of the Company, as amended to date
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s 10-Q filed on September 22, 2008)
10.1

Side Letter, dated May 4, 2010, among the Company, Wong Hua Peng Phillip and certain transferees (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.2

Stock Purchase Agreement, dated January 13, 2010, by and among the Company, Michael Anthony and the accredited investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010)

10.3

Repurchase Agreement, dated January 13, 2010, among the Company, Corporate Services International Profit Sharing and Century Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2010)

10.4

English Translation of Equity Transfer Agreement, dated February 22, 2010, between Chun Lu and TEC Technology Limited (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.5

English Translation of Procurement Contract, dated June 23, 2009, between Anhui TEC Tower Co. Ltd. and ZTE (Shenzhen) Kangxun Telecom Co., Ltd. (incorporated by reference to Exhibit 10.10 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.6

English Translation of Technology Transfer (Patent Exploitation License) Contract (Valve Spring), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (incorporated by reference to Exhibit 10.11 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.7

English Translation of Technology Transfer (Patent Exploitation License) Contract (Mechanical Lift), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (incorporated by reference to Exhibit 10.12 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.8

English Translation of Technology Transfer (Patent Exploitation License) Contract (U-Shape Bolt), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (incorporated by reference to Exhibit 10.13 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.9

English Translation of Technology Transfer (Patent Exploitation License) Contract (MDF Test Module), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Hangzhou Tianye Communication Equipment Co. Ltd. (incorporated by reference to Exhibit 10.14 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.10

English Translation of Technology Transfer (Patent Exploitation License) Contract (MDF Security Unit), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Hangzhou Tianye Communication Equipment Co. Ltd. (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.11

English Translation of Loan Contract, dated February 8, 2010, between Anhui TEC Tower Co. Ltd. and Huishang Bank, Xuancheng Branch (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.12

English Translation of Loan Contract, dated November 23, 2009, between Anhui TEC Tower Co. Ltd. and China Everbright Bank (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed

Exhibit No.	Description
by the Company on May 10, 2010)
10.13

English Translation of Crediting Agreement, dated September 27, 2009, between Anhui TEC Tower Co. Ltd. and China Merchants Bank, Hefei Sipailou Branch (incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.14

English Translation of Lease Agreement, dated August 31, 2009, between Mr. Chen and Mr. Jie Ding (incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.15

English Translation of Labor Contract, dated January 1, 2010, between Anhui TEC Tower Co. Ltd. and Chun Lu (incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.16

English Translation of Labor Contract, dated September 9, 2009, between Anhui TEC Tower Co. Ltd. and Debin Chen (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed by the Company on May 10, 2010)

14	Code of Ethics of the Company adopted on May 4, 2010 (incorporated by reference to Exhibit 14 of the current report on Form 8-K filed by the Company on May 10, 2010)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the current report on Form 8-K/A filed by the Company on June 24, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith