Form 10-Q
period 2011-03-31
TEC Technology, Inc.
filed 2011-05-20
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

_____________________________________________________
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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,181,552

TEC TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	(Removed and Reserved)	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

Page(s)
CONSOLIDATED BALANCE SHEETS	F - 1
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F - 2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 4 - F - 24

TEC TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,892,784	$2,526,710
Restricted cash	167,119	1,164,598
Accounts receivable, net of allowance for doubtful accounts	14,692,527	14,356,352
Inventory	5,522,898	5,235,074
Deposits and prepaid expenses	2,849,447	5,439,579
Other receivables	1,969,602	1,626,039
Taxes recoverable	-	2,389
Total current assets	28,094,377	30,350,741
Property and equipment
Property and equipment, net of accumulated depreciation	3,826,560	3,790,765
Land use rights, net of accumulated amortization	7,872,717	2,071,771
Construction in progress	606,487	473,355
	12,305,764	6,335,891
Total assets	$40,400,141	$36,686,632

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,618,618	$8,313,633
Other payables and accrued expenses	8,406,685	3,494,358
Taxes payables	183,672	44,608
Customer deposits	19,961	80,331
Short term borrowings	11,940,090	12,938,582
	28,169,026	24,871,512
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 shares issued and outstanding March 31, 2011 and December 31, 2010, respectively	$30,182	$30,182
Additional paid in capital	1,105,454	1,024,891
Retained earnings	10,330,352	10,077,006
Accumulated other comprehensive income	765,127	683,041
Total stockholders' equity	12,231,115	11,815,120
Total liabilities and stockholders' equity	$40,400,141	$36,686,632

See accompanying notes of these consolidated financial statements

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$3,425,125	$5,176,934
Cost of goods sold	2,415,828	3,512,060
Gross profit	1,009,297	1,664,874
Selling and marketing expenses	(207,807)	(303,334)
General and administrative expenses	(225,657)	(274,350)
Net income from operations	575,833	1,087,190
Other income (expenses)
Interest expense	(245,913)	(386,510)
Net other income (expenses)	(245,913)	(386,510)
Net income before provision for income taxes	329,920	700,680
Provision for income taxes	(49,488)	(107,531)
Net income	280,432	593,149
Other comprehensive income (loss)
Foreign currency translation gain (loss)	82,086	(65,032)
Comprehensive income	$362,518	$528,117
Weighted average numbers of common shares
Basic	30,181,882	19,194,421
Diluted	30,181,882	19,194,421
Earnings per share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income for the period	$280,432	$593,149
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation	79,619	61,436
Amortization of land use rights	10,932	10,564
Stock based compensation	27,086	-
Changes in operating assets and liabilities
Decrease in restricted cash	997,479	-
(Increase) decrease in inventory	(287,824)	1,072,342
(Increase) decrease in deposits and prepaid expenses	(1,034,252)	1,246,049
Increase in accounts receivable	(336,175)	(2,627,649)
(Increase) decrease in other receivables	(303,563)	1,634,022
Decrease in taxes recoverable	2,389	4,889
Increase in taxes payable	139,064	558,130
(Decrease) increase in accounts payable	(695,015)	396,317
Decrease in customer deposits	(60,370)	(52,946)
Increase in other payables and accrued expenses	4,912,327	878,554
Net cash provided by operating activities	3,732,129	3,774,857
Cash flows from investing activities
Purchases of property and equipment	(91,561)	(49,109)
Payment for construction in progress	(133,132)	-
Payment for purchase of land use rights	(2,152,912)	-
Net cash used in investing activities	(2,377,605)	(49,109)
Cash flows from financing activities
Repayment of short term borrowings	(1,080,620)	(740,984)
Net cash used in financing activities	(1,080,620)	(740,984)
Effects on exchange rate changes on cash	141,295	(65,966)
Increase in cash and cash equivalents	415,199	2,918,798
Cash and cash equivalents, beginning of period	2,526,710	161,133
Cash and cash equivalents, end of period	2,941,909	3,079,931
Supplementary disclosures of cash flow information:
Cash paid for interest	897,620	385,693
Cash paid for income taxes	2,196,414	107,304
Non cash transactions
Issuance of warrant	62,200	-
Transfer from deposits and prepaid expenses to land use rights
- Acquisition of land use rights	3,628,868	-
Additional paid in capital
- debts taken up former directors	80,563	-

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

Highland Ridge, Inc. (formerly known as Sea Green, Inc., Americom Networks Corp. and Americom Networks International, Inc.) was incorporated on July 22, 1988 in the State of a Delaware, United States of America. On June 9, 2010, the Company changed its name from Highland Ridge, Inc. to TEC Technology, Inc. (the “Company” or “HGHN”).

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TEC Technology Limited, a Hong Kong limited company (“TECT”) and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of its common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns Anhui TEC Tower Co., Ltd. (“ATEC”) and Shuncheng Taida Technology Co., Ltd. (“STT”). ATEC currently owns 90% of Zhejiang TEC Tower Co., Ltd. (“ZTEC”). For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and HGHN as the acquired party. Upon completion of the exchange, TECT became a wholly owned subsidiary of HGHN. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares of the Company’s common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. The accounting treatment for this transaction is essentially recapitalization of TECT with HGHN’s common stock.

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

ZTEC was established on December 7, 2009 as a PRC limited company with ATEC owning 90% of equity interest and Ms. Yiping Zhu, an individual, owning the remaining 10% equity interest. ZTEC’s production facility is still under construction and it has not yet commenced operations. ZTEC’s main business will include the development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

STT was incorporated in the PRC on January 20, 2010. STT has not commenced operations and its main business will include engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers.

As a result of the reverse acquisition of TECT, the Company entered into new businesses. The Company is primarily engaged, through its indirect Chinese subsidiaries, in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications.

The Company’s headquarter is located at Xinqiao Industrial Park, Jingde Country, Anhui Province, 242600, PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of	Place of	Date of	Percentage of	Principal activity
subsidiary	incorporation	incorporation	interest
TEC Technology Limited	Hong Kong	November 11, 2009	100% directly	Investment holding

Anhui TEC Tower Co., Ltd.	People's Republic of China	April 19, 2006	100% directly	Development, manufacturing and selling of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers, transmission cable towers, telecommunication equipment, scrap and provision for technical consulting service
Zhejiang TEC Tower Co., Ltd.	People's Republic of China	December 7, 2009	90% indirectly	The company has not commenced its business of development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers
Shuncheng Taida Technology Co., Ltd.	People's Republic of China	January 20, 2010	100% directly	The company has not commenced its business of engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

2.3	BASIS OF CONSOLIDATION AND PRESENTATION

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

On February 22, 2010, TECT entered into an equity transfer agreement with Mr. Chun Lu, the sole shareholder of ATEC. The transfer was approved by the Department of Commerce of Anhui Province on March 10, 2010. The business combination were accounted for as entities in is acquisition was accounted for as entities under common control because the majority shareholders of TECT and ATEC were the same people.

F - 6

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF CONSOLIDATION AND PRESENTATION (CONTINUED)

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TECT and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of the Company’s common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns ATEC, ZTEC and STT. For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and HGHN as the acquired party.

Upon completion of the exchange, TECT became wholly owned subsidiaries of HGHN. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares the Company’s common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

Prior to the acquisition of ATEC by TECT, neither TECT nor HGHN has active business operations. For reporting purposes, the Company has assumed that Mr. Lu exercised his option immediately and thus HGHN, TECT and ATEC are effectively under same control of Mr. Lu when the Company acquired ATEC. The acquisition transactions between (i) HGHN and TECT and (ii) TECT and ATEC are accounted for as reverse mergers.

For accounting purposes, the combination of the company and TECT was accounted for as a reverse merger with ATEC as the acquirer and HGHN and TECT as the acquired party and the acquisition of ZTEC and STT was accounted for under the acquisition method with TECT as the immediate parent corporation of both companies for legal purposes and the Company as the ultimate parent corporation. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of stock exchange transaction.

HGHN, TECT, ATEC, ZTEC and STT are hereafter referred to as the Company.

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. For international sales, the revenue recognition criteria are generally satisfied under Free on Board (“FOB”) and Cost Insurance Freight (“CIF”) terms, in which the Company’s responsibility ends once the goods clear the port of shipment.

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

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $128,510 and $56,444 for the three months ended March 31, 11 and 2010, respectively.

	2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled$4,530 and $308 for the three months March 31, 2011 and 2010, respectively.

	2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $0 as incurred for the three months ended March 31, 2011and 2010, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

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

The reporting currency of the Company is United States Dollars ($). The functional currency of the Company is United States Dollars ($) and the functional currency of its subsidiaries ATEC, ZTEC, STT and TECT is Chinese Renminbi (RMB).

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

Foreign currency translation gain included in accumulated other comprehensive income amounted to $765,127 as of March 31, 2011 and $683,041 as of December 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 and December 31, 2010 were translated at RMB6.57 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months years ended March 31, 2011 and March 31, 2010 were RMB6.59 to $1.00 and RMB6.82 to $1.00, respectively.

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

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. ..

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

In accordance with ASC Topic 360,”Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

TEC TECHNOLOGY, INC.

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

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of March 31, 2011 and December 31, 2010.

	2.21	INCOME TAXES

The Company accounts for income taxes under the provisions of Topic ASC 740 “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using the tax bases of assets and liabilities using the enacted taxes rates in effect in the years in which the differences are expected to reverse.

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2011 and December 31, 2010.

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

Topic ASC 740 also prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Topic ASC 740 also provide guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

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

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides nil% of sales income for product warranties for the three months ended March 31, 2011 and March 31, 2010. The product warranty reserve was $nil as of March 31, 2011 and December 31, 2010.

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

Cash includes demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash in these banks as of March 31, 2011 and December 31, 2010 amounted to $2,805,813 and $2,088,297, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Customer A	62.30%	31.41%
Customer B	20.00%	-
Customer C	15.74%	-
Customer D	0.91%	-
Customer E	0.80%	-
Customer F	-	29.05%
Customer G	-	28.76%
Customer H	-	5.07%
Customer I	-	4.31%
	99.75%	98.60%

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	March 31, 2011	December 31, 2010

Customer A	37.16%	31.46%
Customer B	17.21%	9.89%
Customer C	11.33%	12.57%
Customer D	11.29%	16.73%
Customer E	7.69%	7.82%
	84.68%	78.47%

2.27	EARNINGS PER SHARE

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

For the three months ended March 31, 2011 and March 31, 2010, basic and diluted earnings per share amount to $0.01 and $0.04, respectively.

TEC TECHNOLOGY, INC.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal periods ended March 31, 2011 or March 31, 2010.

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

On June 15, 2010, HGHN issued, a warrant to purchase 80,000 shares at a price of $2.00 per share. The warrant vests in four equal installments on June 30th , September 30th , December 31st 2010 and March 31st of 2011. In the event that the agreement is terminated prior to the vesting date, such portion of the warrant shall not vest and the holder of the warrant shall not be entitled to exercise such unvested portion of the warrant. The warrant expires on June 15, 2015.

	2.30	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution programs and the payments to these programs are charged as expenses when employees have rendered service entitling them to the contribution.

F - 14

TEC TECHNOLOGY, INC.

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

No Hong Kong corporate income tax has been provided in the financial statements, as TECT did not have any assessable profits for the three months ended March 31, 2011 and 2010.

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

Provision for income tax of the company’s subsidiary ATEC is made at the unified EIT rate of 25% for the year ended December 31, 2010 but ATEC is entitled to a refund of 10% according to local preferential tax policy for manufacturing of high technology products for the three years from January 1, 2010 to December 31, 2013. Therefore, the provision for income tax of the company’s subsidiary ATEC is made at the local preferential EIT rate of 15% for the year ended December 31, 2010.

The company’s subsidiaries ZTEC and STT have not commenced their business, therefore no provision for income taxes has been made for the three months ended March 31, 2011 and 2010.

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the March 31, 2011:

2011
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)%
Hong Kong profits tax	16.5%
Offshore income not recognized in Hong Kong	(16.5)%
China Enterprise income taxe rate for high technology	15%
15%

Provision for income taxes is as follows:

	Three months ended	Three months ended
	March 21, 2011	March 21, 2010
Income tax
HGHN - US corporate tax	$-	$-
TECT - Hong Kong profits tax	-	-
ATEC - China EIT	49,488	107,531
ZTEC and STT - China EIT	-	-
Deferred tax	-	-
	$49,488	$107,531

F - 17

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

		March 31,2011	December 31, 2010
	Cash and bank balances	$2,941,909	$2,526,710

6.	RESTRICTED CASH

The Company’s restricted cash consists of bank time deposits in the bank as security deposits for the completion of certain projects of the company. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Restricted cash amounted to $117,994 and $1,164,598 as of March 31, 2011 and December 31, 2010, respectively.

7.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset and no additional allowance for doubtful debt has been recorded for the three months ended March 31, 2011. Bad debts written off for the three months ended March 31, 2011 and December 31, 2010 are $0.

Aging of accounts receivable is as follows:

	March 31, 2011	December 31, 2010

within 3 months	$9,962,175	$13,658,262
over 3 months and within 6 months	2,363,383	356,438
over 6 months and within 1 year	2,335,770	343,298
over 1 year	101,199	68,354
	14,762,527	14,426,352
Less: Allowance for doubtful accounts	(70,000)	(70,000)
	$14,692,527	$14,356,352

Accounts receivable includes the amounts of $2,737,072 (12.31.2010: $3,151,959) that were factored to the Industrial and Commercial Bank, PRC for collection.

8.	INVENTORY

	March 31, 2011	December 31, 2010
Raw materials	$1,792,321	$2,590,642
Work in progress	3,730,577	2,644,432
Finished goods	-	-
	$5,522,898	$5,235,074

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	March 31, 2011	December 31, 2010

Guarantee and utility deposits	$1,318,904	$828,170
Deposit for acquistion of land use rights	-	518,753
Land levelling, design fees and stamp duty prepaid expenses	-	3,110,145
Prepaid expenses	318,916	91,091
Advances to suppliers and services providers	842,535	874,436
Advances to builders	17,503	-
Prepayment for purchase of property and equipment	21,145	2,269
Advances to logistic service providers	330,444	14,715
	$2,849,447	$5,439,579

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

10.	OTHER RECEIVABLES

	March 31, 2011	December 31, 2010
Due from employees	$1,102,585	$963,416
Due from third parties	865,550	661,156
Others	1,467	1,467
	$1,969,602	$1,626,039

Due from third parties are unsecured advances, interest free and without fixed terms of repayment and are for specific business purposes. Due from employees are the amounts advanced for business transactions on behalf of the company and will be reconciled on the completion of the business transactions.

11.	TAXES RECOVERABLE

	March 31, 2011	December 31, 2010
VAT recoverable	$-	$2,389

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

	March 31, 2011	December 31, 2010
Buildings	$2,682,941	$2,584,596
Plant and machinery	1,240,762	1,351,729
Furniture, fixtures and office equipment	304,799	123,716
Motor vehicles	245,555	294,812
	4,474,057	4,354,853
Less: Accumulated depreciation	(647,497)	(564,088)
Net book value	$3,826,560	$3,790,765

Depreciation expense was $79,619 and $61,436 for the three months ended March 31, 2011 and 2010, respectively.

13.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. The Company has leased three lots of land at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total cost of these land use rights of ATEC was $2,112,867 and the leases expire in 2056, 2058 and 2058 respectively. The Company has leased additional lots of land at Songxi Village, Xindeng Town, Fuyang City, Hangzhou City, Zhejiang Province. The total cost of these land use rights of ZTEC was $5,781,780 and the leases expire in 2061.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

	March 31, 2011	December 31, 2010

Cost	$7,990,837	$2,178,255
Less: Accumulated amortization	(118,120)	(106,484)
Net book value	$7,872,717	$2,071,771

Amortization expense was $10,932 and $10,564 for the three months ended March 31, 2011 and 2010, respectively.

14.	CONSTRUCTION IN PROGRESS

	March 31, 2011	December 31, 2010
Construction of office building and workshops	$606,487	$473,355

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2011	December 31, 2010

Due to former sole stockholder and his affiliates	$3,545,146	$2,789,568
Due to third parties	4,692,314	603,824
Due to employees	3,893	8,359
Accrued expenses	165,332	92,607
	$8,406,685	$3,494,358

Due to former sole stockholder and his affiliates, due to third parties and employees are unsecured, interest free and without a fixed term of repayment and are for unspecific business purposes.

16.	TAXES PAYABLE

	March 31, 2011	December 31, 2010

Enterprise income tax payable	$49,619	$42,557
City maintenance and construction levies payable	-	-
VAT payable	127,153	-
Individual income tax payable	-	2,051
Education levies and stamp duty payable	6,900	-
	$183,672	$44,608

17.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

		Interest rate	Maturity date	March 31, 2011		December 31, 2010
Industrial and Commercial Bank, Longshou Branch, PRC	*	4.86% - 5.31%	From January 22, 2011 to June 5, 2011	$3,873,490	*	$3,864,182
China Merchant Bank, Heifei branch, PRC	+	6.12%	October 29, 2011	1,522,400	+	1,512,400
China Everbright Bank, Heifei branch, PRC		5.56%	November 22, 2011	4,566,000		4,537,200
Huishang Bank, Xuancheng branch, PRC	*	5.84%	February 10, 2011	1,978,600	*	3,024,800
				$11,940,490		$12,938,582

* secured by land use rights
+ secured by third party’s guarantee

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2011 and December 31, 2010, customer deposits amounted to $19,961 and $80,331, respectively.

19.	COMMON STOCK

The Company has authorized preferred stock of 10,000,000 shares with a par value of $0.001. As of March 31, 2011 and December 31, 2010, the company has not issued any preferred shares.

The Company has authorized common stock of 300,000,000 shares with a par value of $0.001.

On May 4, 2010, the Company issued 19,194,421 shares of common stock to the shareholders of TECT. The total consideration for the 19,194,421 shares was 10,000 shares of TECT, which is all the issued and outstanding capital stock of TEC.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

As of March 31, 2011, and December 31, 2010, the Company has outstanding 30,181,552 issued common shares with a par value of $0.001 per share respectively.

20.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the three months ended March 31, 2011 and 2010 was $10,975 and $12,095, respectively.

The future minimum lease payments as of March 31, 2011 and December 31, 2010 were $nil.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

The Company has entered into two separate agreements that would require the Company to pay liquidated damages if the Company failed to perform under the agreements. The amount of the potential damages is listed below:

	March 31, 2010	December 31, 2010

Liquidated damages for
- investment relation service with CCG	$90,000	$90,000

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on June 15, 2010. The company issued a warrant to a third party for the purchase of 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant vests in four equal installations on June 30th , September 30th , December 31st of 2010 and March 31, 2011. The warrant expires on June 15, 2015.

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company calculated a stock based compensation of $186,600 and recognized $27,086 in stock based compensation expense for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, the prepaid compensation expense amount was $66,714 and $31,600, respectively

	Number of shares	Exercise Price
	entitled to purchase		Expiration date
Issued June 15, 2010	80,000	$2.00	June 15, 2015

Balance as of March 31, 2011	80,000	$2.00
Warrants exercised	-	2.00
Warrants expired	-	2.00
Total outstanding as of March 31, 2011	80,000	2.00	June 15, 2015

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the three months ended March 31, 2011 and 2010; the amounts were $27,086 and $nil, respectively.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

`22.	OBLIGATION UNDER MATERIAL CONTRACTS

CCG was issued a warrant to purchase up to 80,000 shares of the Company’s stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG's right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant shall have a term of 5 years and expires on June 15, 2015 and contains $90,000 liquidated damages provision for breach of such exclusivity. As of March 31, 2011 and December 31, 2010, CCG had not exercised the warrant.

23.	PRODUCT LINE INFORMATION

The Company sells towers, which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all towers. The Company’s chief operating decision-makers (i.e. chief executive officer and other members of management) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long- lived assets located in foreign countries. The Company's net revenue from external customers by main product lines is as follows:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Domestic sales
Communication towers	2,133,866	$1,504,623
Electricity supply towers	570,347	465,539
	2,704,213	1,970,162
Export sales
Communication towers	712,478	-
Electricity supply towers	-	160,636
	712,478	160,636
Technical service income	8,434	-
	$3,425,125	$2,130,798

24.	RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, the Company had no other significant related party transactions.

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
Mr. Chun Lu, former stockholder and his affiliates

Included in other payable, due to former stockholder and its affiliates are $3,545,146 and $2,789,568 as of March 31, 2011 and December 31, 2010, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

  “TEC HK” refers to TEC Technology Limited, a Hong Kong limited company;

  “TEC Tower” refers to Anhui TEC Tower Co., Ltd., a PRC limited company;

  “ZTEC” refers to Zhejiang TEC Tower Co., Ltd., a PRC limited company;

  “STT” refers to Shuncheng Taida Technology Co., Ltd., a PRC limited company;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” refer to the People’s Republic of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Overview of Our Business

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

Our revenues currently are, and historically have been, generated from the sale of our tower products. In the future, we expect to offer installation and technical services that we believe will generate an additional revenue stream; however, we have not yet generated material revenues from such services.

Our headquarters are located in Anhui Province in southeastern China and our international sales network is primarily operated from our branch offices in the Shenzhen Special Economic Zone and Beijing.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2011:

  Revenue: Revenue was $3.4 million for the three months ended March 31, 2011, a decrease of $1.8 million, or 31.6%, from $5.2 million for the same period last year.

  Gross Profit and Margin: Gross profit was $1.0 million for the three months ended March 31, 2011, a decrease of $0.7 million, or 41.2%, from $1.7 million for the same period last year. Gross margin was 29.5% for the three months ended March 31, 2011 as compared to 32% for the same period last year.

  Net Income: Net income was $0.3 million for the three months ended March 31, 2011, a decrease of $0.3 million, or 50%, from $0.6 million for the same period of last year.

  Fully Diluted Net Income Per Share: Fully diluted net income per share for the three months ended March 31, 2011 was $0.01, as compared to $0.04 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table shows key components of our results of operations during the three months ended March 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Percent of		Percent of
	Dollars	Revenues	Dollars	Revenues
Revenues	$3,425	100%	$5,177	100%
Cost of good sold	2,416	70.5%	3,512	67.8%
Gross profit	1,009	29.5%	1,665	32.2%
Selling and marketing expenses	(208)	6.1%	(303)	5.8%
General and administrative expenses	(226)	6.5%	(274)	5.3%
Net income from operations	576	16.9%	1,087	21.1%
Other income (expenses)
Interest expense	(246)	7.2%	(387)	7.5%
Net other income (expenses)	(246)	7.2%	(387)	7.5%
Net income before provision for income taxes	330	9.7%	701	13.6%
Provision for income taxes	(49)	1.4%	(108)	2.1%
Net income	280	8.3%	593	11.5%
Foreign currency translation adjustment	82	2.4%	(65)	1.3%
Comprehensive income	$363	10.7%	$528	10.2%

Revenues. Our revenues are mainly generated from sales of our tower products. Our revenues decreased $1.8 million, or 31.6%, to $3.4 million for the three months ended March 31, 2011 from $5.2 million during the same period in 2010. For the three month period ended March 31, 2011, approximately 17% of our revenues were generated from sales to customers in the energy industry and approximately 83% were generated from sales to communications industry customers. The period-over-period decrease in revenues resulted mainly from a decrease of approximately 79% in sales revenue generated by sales of energy transmission towers compared to the same period in 2010, and a decrease of approximately 63% in sales revenue generated by sales of communications towers. In the first quarter of 2011, the price of tower products in China markedly decreased due to the rising steel prices, competition, decreased demand and other factors. We also reserved capacity and inventory for anticipated orders from overseas customers which may require immediate production and delivery. As overseas orders generally tend to offer higher prices, we made a strategic decision to forego some domestic orders with comparatively lower prices in the first quarter 2011 and redeployed personnel and resources to maintain our production lines, train new employees and prepare for the anticipated overseas orders. Because our targeted overseas customers decided to postpone the production and delivery of products, our sales and revenues decreased in the three months ended March 31, 2011 as compared to the same period last year. The first quarter has historically been our slowest quarter, and management anticipates our revenues to increase in the coming quarters in 2011.

Cost of Goods Sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold decreased $1.1 million, or 31.4%, to $2.4 million in the three months ended March 31, 2011, from $3.5 million during the same period in 2010. The decrease in cost of goods sold was mainly due to the decrease in sales volume and revenues. As a percentage of revenues, our cost of goods sold increased to 70.5% in the three months ended March 31, 2011 from 67.8% for the same period last year mainly because the price of steel, which is our primary raw material, increased. Some orders produced during this quarter were priced in the previous fiscal quarter prior to the increase in the cost of raw materials, so previously priced orders did not reflect the increased cost of raw materials, compressed our margins and resulted in an increased percentage of cost of goods sold. We are closely monitoring our pricing policy in an effort to reduce the risk of inflation and fluctuation of raw material prices.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit decreased $0.7 million, or 41.2%, to $1.0 million in the three months ended March 31, 2011, from $1.7 million during the same period in 2010. The decreased amount was mainly due to the decrease of sales and revenues. Gross profit as a percentage of revenue (gross margin) was 29.5% and 32.2% for three months ended March 31, 2011 and 2010, respectively. The decrease in gross margin was mainly due to the increased price of steel.

Selling and Marketing Expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses decreased $0.1 million, or 33.3%, to $0.2 million in the three months ended March 31, 2011, from $0.3 million during the same period in 2010. Such decrease was largely attributable to reduced operations in our sales and marketing department.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses decreased $0.1 million, or 33.3%, to $0.2 million in the three months ended March 31, 2011, from $0.3 million during the same period in 2010. Such decrease was attributable to decline in scale of operation.

Interest Expense. Interest expense decreased $0.2 million, or 50%, to $0.2 million for the three months ended March 31, 2011, from $0.4 million during the same period in 2010. Such increase was mainly due to the decrease in our outstanding short term loans.

Income before Income Taxes. Our income before income taxes decreased $0.4 million, or 57.1%, to $0.3 million in the three months ended March 31, 2011, from $0.7 million during the same period in 2010, as a result of the factors described above.

Income Taxes. Our income tax provisions decreased $0.06 million, or 60%, to $0.05 million in the three months ended March 31, 2011, from $0.1 million during the same period in 2010, mainly due to decrease in taxable income.

Net Income. We generated a net income of $0.3 million in the three months ended March 31, 2011, a decrease of $0.3 million, or 50%, from $0.6 million during the same period in 2010, as a cumulative effect of all factors discussed above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $2.9 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for the three months ended March 31, 2011 and 2010.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$3,732	$3,775
Net cash (used in) investing activities	(2,378)	(49)
Net cash (used in) financing activities	(1,081)	(741)
Effects of exchange rate change in cash	141	(66)
Net increase in cash and cash equivalents	415	2,919
Cash and cash equivalents at beginning of the period	2,527	161
Cash and cash equivalent at end of the period	$2,942	$3,080

Operating Activities

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2011, as compared to $3.8 million for the same period in 2010. The slight decrease in net cash provided by operating activities was primarily attributable to the outflow associated with increase in deposits and prepaid expenses and inventory levels which more than offset the cash inflow associated with the increase in other payable and decrease in restricted cash in the first quarter of 2011 as compared to the same period in 2010. We increased our inventory reserve level in anticipation of the increased orders in the coming quarters. In addition, our strategic decision to reduce our production this quarter by turning down comparatively lower margin domestic orders also contributed to the increased inventory.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $2.4 million, as compared to $0.05 million net cash used in investing activities during the same period in 2010. We spent approximately $2.2 million as installment payment for land use right in the first quarter of 2011. We also invested in construction of our Anhui administration office and upgraded our production facilities.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was $1.1 million, as compared to $0.7 million for the same period in 2010. The increase in net cash used in financing activities was mainly attributable to a $0.4 million increase in repayment of short term borrowings.

Loan Commitments

As of March 31, 2011, we did not hold any long-term loans. Our short-term bank loans, totaling $11.9 million, are as follows:

	Amount	Interest
Bank	(in millions)*	Rate	Maturity Date	Duration
Industrial and Commercial Bank, Longshou Branch	$0.3	6.06%	March 22, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.4	6.16%	September 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.8	6.16%	September 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.3	6.67%	March 21, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.9	6.67%	March 23, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	1.2	5.10%	June 5, 2011	6 months
Huishang Bank, Xuancheng Branch	2.0	7.88%	February 16, 2012	12 months
China Merchants Bank, Hefei Branch	1.5	6.12%	October 29, 2011	12 months
China Everbright Bank, Hefei Branch	4.5	5.56%	November 22, 2011	12 months
Total	$11.9

* Calculated based on the exchange rate of $1 = RMB 6.57

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2011 and 2010 were $2.4 million and $0.05 million, respectively, representing the total amount of investment activities.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including equity investment, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

We issued a warrant to CCG Investor Relations Partners LLC, or CCG, our investor relations firm, for the purchase of 80,000 shares of our common stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. The warrant expires on June 15, 2015 and has fully vested. The letter agreement contains a $90,000 liquidated damage provision for breach of exclusivity.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a discussion of the Company's critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chun Lu, and Chief Financial Officer, Mr. Yuhua Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Lu and Yang, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, we plan to establish an audit committee and appoint qualified committee members to strengthen our internal control over financial reporting.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 20, 2011	TEC TECHNOLOGY, INC.

	By:	/s/ Chun Lu
Chun Lu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuhua Yang
Yuhua Yang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)