Form 10-Q
period 2011-06-30
TEC Technology, Inc.
filed 2011-08-15
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [ x ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,181,552

TEC TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011 AND 2010

TEC TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,698,412	$2,526,710
Restricted cash	109,466	1,164,598
Accounts receivable, net of allowance for doubtful accounts	16,456,571	14,356,352
Inventory	6,923,196	5,235,074
Deposits and prepaid expenses	3,085,776	5,439,579
Other receivables	2,769,207	1,626,039
Taxes recoverable	1,294	2,389
Total current assets	32,043,922	30,350,741
Property and equipment
Property and equipment, net of accumulated depreciation	3,818,984	3,790,765
Land use rights, net of accumulated amortization	7,990,892	2,071,771
Construction in progress	935,947	473,355
	12,745,823	6,335,891
Total assets	$44,789,745	$36,686,632

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,713,005	$8,313,633
Other payables and accrued expenses	5,253,965	3,494,358
Taxes payables	91,026	44,608
Customer deposits	33,339	80,331
Short term borrowings	19,136,662	12,938,582
	32,227,997	24,871,512
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 shares issued and outstanding June 30, 2011 and December 31, 2010, respectively	$30,182	$30,182
Additional paid in capital	1,105,454	1,024,891
Retained earnings	10,443,848	10,077,006
Accumulated other comprehensive income	982,264	683,041
Total stockholders' equity	12,561,748	11,815,120
Total liabilities and stockholders' equity	$44,789,745	$36,686,632

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,770,019	$9,427,220	$8,195,144	$14,606,979
Cost of goods sold	3,368,433	6,443,918	5,784,261	9,957,895
Gross profit	1,401,586	2,983,302	2,410,883	4,649,084
Selling and marketing expenses	(418,562)	(486,367)	(626,369)	(789,867)
General and administrative expenses	(632,421)	(363,402)	(893,192)	(644,948)
Net income from operations	350,603	2,133,533	891,322	3,214,269
Other income (expenses)
Government grant	216,987	179,417	216,987	179,417
Other income	-	13,694		13,695
Interest expense	(414,264)	(292,217)	(660,177)	(679,560)
Net other income (expenses)	(197,277)	(99,106)	(443,190)	(486,448)
Net income before provision for income taxes	153,326	2,034,427	448,132	2,727,821
Provision for income taxes	(31,802)	(209,868)	(81,290)	(386,861)
Net income	121,524	1,824,559	366,842	2,340,960
Other comprehensive income (loss)
Foreign currency translation gain (loss)	217,077	20,048	299,163	40,986
Comprehensive income	$338,601	$1,844,607	$666,005	$2,381,946
Weighted average numbers of common shares
Basic	30,181,882	22,856,798	30,181,882	22,856,798
Diluted	30,181,882	22,859,798	30,181,882	22,856,798
Earnings per share
Basic	$0.01	$0.08	$0.01	$0.10
Diluted	$0.01	$0.08	$0.01	$0.10

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months	Six months
	ended	ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$366,842	$2,340,960
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	167,769	129,824
Loss on disposal of property and equipment	534	-
Amortization of land use rights	21,993	21,127
Stock based compensation	93,800	-
Changes in operating assets and liabilities
Decrease in restricted cash	1,055,132	-
Increase in inventory	(1,688,122)	(2,716,346)
(Increase)/decrease in deposits and prepaid expenses	(1,275,095)	635,351
Increase in accounts receivable	(2,100,219)	(8,703,430)
(Increase) decrease in other receivables	(2,104,730)	2,119,014
Decrease in taxes recoverable	1,095	4,889
Increase/(decrease) in taxes payable	46,418	(919,366)
(Decrease) increase in accounts payable	(600,628)	7,410,164
Decrease in customer deposits	(46,992)	(51,711)
Increase in other payables and accrued expenses	1,759,607	1,885,976
Net cash (used in) provided by operating activities	(4,302,596)	2,156,452
Cash flows from investing activities
Purchases of property and equipment	(91,561)	(455,446)
Proceeds from sale of property and equipment	5,345
Payment for construction in progress	(462,592)	-
Payment for purchase of land use rights	(2,188,275)	-
Net cash used in investing activities	(2,737,083)	(455,446)
Cash flows from financing activities
Common stock issued	-	10,987
Additional paid in capital raised	-	10,521
Proceeds from short term borrowings	7,000,447
Repayment of short term borrowings	(1,098,370)	(176,384)
Net cash provided by (used in) financing activities	5,902,077	(154,876)
Effects on exchange rate changes on cash	1,309,304	789
Increase in cash and cash equivalents	171,702	1,546,919
Cash and cash equivalents, beginning of period	2,526,710	161,133
Cash and cash equivalents, end of period	2,698,412	1,708,052
Supplementary disclosures of cash flow information:
Cash paid for interest	897,620	679,560
Cash paid for income taxes	2,196,414	386,861
Non cash financing activities
Issuance of warrant	94,120	-
Capital contributed by directors through assumption of debt	80,563	-
Non cash investing activities
Transfer from deposits and prepaid expenses to acquire land use rights
- Acquisition of land use rights	3,628,868	-

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

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

The Company’s headquarter is located at Xinqiao Industrial Park, Jingde Country, Anhui Province, 242600, PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of subsidiary	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity
TEC Technology Limited	Hong Kong	November 11, 2009	100% directly	Investment holding
Anhui TEC Tower Co ., Limited	People's Republic of China	April 19, 2006	100% directly	Development, manufacturing and selling of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers, transmission cable towers, telecommunication equipment, scrap and provision for technical consulting service
Zhejiang TEC Tower Co ., Limited	People's Republic of China	December 7, 2009	90% directly	The company has not commenced its business of development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers
Shuncheng Taida Technology Co., Limited	People's Republic of China	January 20, 2010	100% directly	The company has not commenced its business of engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

2.3	BASIS OF CONSOLIDATION AND PRESENTATION

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

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TECT and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of our common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns ATEC,ZTEC and STT. For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and HGHN as the acquired party.

Upon completion of the exchange, TECTbecame wholly owned subsidiaries of HGHN. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of HGHN, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares our common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365 th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

Prior to the acquisition of ATEC by TECT, neither TECT nor HGHN has active business operatons. For reporting purposes, the Company has assumed that Mr. Lu exercised his option immediately and thus HGHN, TECT and ATEC are effectively under same control of Mr. Lu when the Company acquired ATEC. The acquisition transactions between (i) HGHN and TECT and (ii) TECT and ATEC are accounted for as reverse mergers.

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

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. For international sales, the revenue recognition criteria are generally satisfied under Free on Board (“FOB”) and Cost Insurance Freight (“CIF”) terms, in which the Company’s reponsibility ends once the goods clear the port of shipment.

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

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $226,765 and $149,852 for the three months June 30, 2011 and 2010, respectively. Shipping and handling costs amounted to $355,866 and $289,572 for the six months ended June 30, 2011 and June 30, 2010.

	2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $0 and $1,539 for the three months June 30, 2011 and 2010, respectively. Advertising costs are expensed as incurred and totaled $0 and $2,582 for the six months June 30, 2011 and 2010, respectively.

	2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $0 as incurred for the three months ended June 31, 2011 and 2010 and for the six months ended June 30, 2011and 2010, respectively.The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

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

Foreign currency translation gain included in accumulated other comprehensive income amounted to $982,264 as of June 30, 2011 and $683,041 as of December 31, 2010. The balance sheet amounts with the exception of equity as of June 30, 2011 and December 31, 2010 were translated at RMB6.46 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the six months ended June 30, 2011 and June 30, 2010 were RMB6.55 to $1.00 and RMB6.82 to $1.00, respectively.

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

F – 8

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

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the sale or disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the statements of income in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

2.15	LAND USE RIGHTS

Land use rights represent acquisition of land use rights of industrial land from local government and is amortized on the straight line over their respective lease periods. The lease period of agriculture land is 50 years.

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

2.17	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGBLE ASSETS

In accordance with ASC Topic 360,”Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews he composition of accounts receivable and analyzes historical bad debts, customers concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are primarily on a specific identification basis.

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of June 30, 2011 and December 31, 2010.

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2011 and December 31, 2010.

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

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides 0% of sales income for product warranties for the six months ended June 30, 2011 and June 30, 2010. The product warranty reserve was $0 as of June 30, 2011 and December 31, 2010.

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

Cash includes demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash in these banks as of June 30, 2011 and December 31, 2010 amounted to $2,659,363 and $2,088,297, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Customer A	47.21%	41.18%	53.55%	37.71%
Customer B	15.73%	-	15.73%	-
Customer C	27.04%	-	15.67%	-
Customer D	-	-	8.41%	-
Customer E	9.46%	-	5.48%	-
Customer F	0.51%	-	-	-
Customer G	-	38.60%	-	24.85%
Customer H	-	-	-	10.33%
Customer I	-	-	-	10.22%
Customer J	-	12.44%	-	8.01%
Customer K	-	2.91%	-	-
Customer L	-	2.35%	-	-
	99.95%	97.48%	98.84%	91.12%

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	June 30, 2011	December 31, 2010

Customer A	26.91%	31.46%
Customer B	13.38%	9.89%
Customer C	10.30%	-
Customer D	9.79%	16.73%
Customer E	9.69%	12.57%
Customer F	-	7.82%
	70.07%	78.47%

2.27	EARNINGS PER SHARE

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

For the three months ended June 30, 2011 and 2010, basic and diluted earnings per share amount to $0.01 and $0.04, respectively. For the six months ended June 30, 2011 and 2010, basic and diluted earnings per share amount to $0.01 and $0.04, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal periods ended June 30, 2011 or June 30, 2010.

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

On June 15, 2010, HGHN issued, a warrant to purchase 80,000 shares at a price of $2.00 per share. The warrant vests in four equal installments on June 30th, September 30th, December 31st 2010 and March 31st of 2011. In the event that the agreement is terminated prior to the vesting date, such portion of the warrant shall not vest and the holder of the warrant shall not be entitled to exercise such unvested portion of the warrant. The warrant expires on June 15, 2015.

	2.30	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution programs and the payments to these programs are charged as expenses when employees have rendered service entitling them to the contribution.

F - 15

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

No Hong Kong corporate income tax has been provided in the financial statements, as TECT did not have any assessable profits for the six months ended June 30, 2011 and 2010.

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

The company’s subsidiaries ZTEC and STT have not commenced their business, therefore no provision for income taxes has been made for the six months ended June 30, 2011 and 2010.

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the June 30, 2011:

2011
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)%
Hong Kong profits tax	16.5%
Offshore income not recognized in Hong Kong	(16.5)%
China Enterprise income taxe rate for high technology	15%
15%

Provision for income taxes is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income tax
HGHN - US corporate tax	$-	$-	$-	$-
TECT - Hong Kong profits tax	-	-	-	-
ATEC - China EIT	31,802	209,868	81,290	386,861
ZTEC and STT - China EIT	-	-	-	-
Deferred tax	-	-	-	-
	$31,802	$209,868	$81,290	$386,861

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	June 30, 2011	December 31, 2010
Cash and bank balances	$2,698,412	$2,526,710

6.	RESTRICTED CASH

The Company’s restricted cash consists of bank time deposits in the bank as security deposits for the completion of certain projects of the company. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Restricted cash amounted to $109,466 and $1,164,598 as of June 30, 2011 and December 31, 2010, respectively.

7.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset and no additional allowance for doubtful debt has been recorded for the three months and six months ended June 30, 2011and 2010. Bad debts written off for the three months and six months ended June 30, 2011 and 2010 are $0.

Aging of accounts receivable is as follows:

	June 30, 2011	December 31, 2010

within 3 months	$10,636,788	$13,658,262
over 3 months and within 6 months	3,897,660	356,438
over 6 months and within 1 year	1,909,187	343,298
over 1 year	100,936	68,354
	16,544,571	14,426,352
Less: Allowance for doubtful accounts	(70,000)	(70,000)
	$16,474,571	$14,356,352

Accounts receivable includes the amounts of $5,557,348 (12.31.2010: $3,151,959) that were factored to the Industrial and Commercial Bank, PRC and China Construction Bank, PRC for collection.

8.	INVENTORY

	June 30, 2011	December 31, 2010

Raw materials	$1,788,574	$2,590,642
Consumables	52,678	-
Work in progress	5,081,944	2,644,432
	$6,923,196	$5,235,074

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	June 30, 2011	December 31, 2010

Guarantee and utility deposits	$961,562	$828,170
Deposit for acquistion of land use rights	-	518,753
Land levelling, design fees and stamp duty prepaid expenses	-	3,110,145
Prepaid expenses	332,523	91,091
Advances to suppliers and services providers	710,935	874,436
Prepayment for purchase of property and equipment	744,885	2,269
Advances to logistic service providers	335,871	14,715
	$3,085,776	$5,439,579

Guarantee deposits are provided to financial institutions in return for the issuance of a corporate guarantee to financiers. Advances to suppliers are down payments or deposits for inventory purchases. ZTEC acquired land use rights of new land in the PRC and paid deposits for the acquisition of land use rights,

10.	OTHER RECEIVABLES

	June 30, 2011	December 31, 2010
Due from employees	$1,366,369	$963,416
Due from third parties	1,402,838	661,156
Others	-	1,467
	$2,769,207	$1,626,039

Due from employees are the amounts advanced for business transactions on behalf of the Company and will be reconciled on the completion of the business transactions. Due from third parties are unsecured advances, interest free and without fixed terms of repayment and are for specific business purposes.

11.	TAXES RECOVERABLE

	June 30, 2011	December 31, 2010
VAT recoverable	$1,294	$2,389

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

	June 30, 2011	December 31, 2010
Buildings	$2,727,010	$2,584,596
Plant and machinery	1,271,792	1,351,729
Furniture, fixtures and office equipment	309,805	123,716
Motor vehicles	257,376	294,812
	4,565,983	4,354,853
Less: Accumulated depreciation	(746,999)	(564,088)
Net book value	$3,818,984	$3,790,765

Depreciation expense was $87,718 and $69,326 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $167,769 and $129,824 for the six months ended June 30, 2011 and 2010, respectively.

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

	June 30, 2011	December 31, 2010

Cost	$8,122,093	$2,178,255
Less: Accumulated amortization	(131,201)	(106,484)
Net book value	$7,990,892	$2,071,771

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

Amortization expense was $10,932 and $10,564 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense was $10,932 and $10,564 for the six months ended June 30, 2011 and 2010, respectively

14.	CONSTRUCTION IN PROGRESS

	June 30, 2011	December 31, 2010
Construction of office building and workshops	$935,947	$473,355

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER PAYABLES AND ACCRUED EXPENSES
		June 30, 2011	December 31, 2010

	Due to former sole stockholder and his affiliates	$3,249,273	$2,789,568
	Due to third parties	1,701,897	603,824
	Due to employees	198,104	8,359
	Accrued expenses	104,691	92,607
		$5,253,965	$3,494,358

Due to former sole stockholder and his affiliates, due to third parties and employees are unsecured, interest free and without a fixed term of repayment and are for unspecific business purposes.

16.	TAXES PAYABLE

	June 30, 2011	December 31, 2010

Enterprise income tax payable	$31,921	$42,557
VAT payable	52,800	-
Individual income tax payable	6,305	2,051
	$91,026	$44,608

17.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	Interest rate	Maturity date	June 30, 2011		December 31, 2010

Industrial and Commercial Bank,		From September 16,
Longshou Branch, PRC	6.06% - 6.66%	2011 to March 23, 2012	$3,937,115	*	$3,864,182
China Merchant Bank, Heifei branch, PRC	6.94%	October 29, 2011	1,547,000	+	1,512,400
China Everbright Bank, Heifei branch, PRC	5.56%	November 22, 2011	4,641,000		4,537,200
Huishang Bank, Xuancheng branch, PRC	7.88%	February 16, 2011	2,011,100	*	3,024,800
Huishang Bank, Xuancheng branch, PRC	8.20%	April 11, 2012	4,641,000	*	-
China Construction Bank, Jingde branch, PRC	5.85%	November 3, 2011	2,359,447		-
			$19,136,662		$12,938,582

*	secured by land use rights
+	secured by third party’s guarantee

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2011 and December 31, 2010, customer deposits amounted to $33,339 and $80,331, respectively.

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

As of June 30, 2011, and December 31, 2010, the Company has outstanding 30,181,552 issued common shares with a par value of $0.001 per share respectively.

20.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the three months ended June 30, 2011 and 2010 was $20,183 and $3,225, respectively. Total lease expenses for the six months ended June 30, 2011 and 2010 was $23,633 and $5,343, respectively.

The future minimum lease payments as of June 30, 2011 and December 31, 2010 were $0.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

The Company has entered into two separate agreements that would require the Company to pay liquidated damages if the Company failed to perform under the agreements. The amount of the potential damages are listed below:

	June 30, 2011	December 31, 2010

Liquidated damages for - investment relation service with CCG	$90,000	$90,000

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on June 15, 2010. The company issued a warrant to a third party for the purchase of 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant vests in four equal installations on June 30th, September 30th, December 31th of 2010 and March 31, 2011. The warrant expires on June 15, 2015.

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company calculated a stock based compensation of $93,800 and recognized $93,800 in stock based compensation expense for the six months ended June 30, 2011. As of June 30, 2011 and December 31, 2010, the prepaid compensation expense amount was $0 and $31,600, respectively

	Number of shares
		Exercise Price
	entitled to purchase		Expiration date
Issued June 15, 2010	80,000	$2.00	June 15, 2015

Balance as of June 30, 2011	80,000	$2.00
Warrants exercised	-	2.00
Warrants expired	-	2.00
Total outstanding as of June 30, 2011	80,000	2.00	June 15, 2015

.Utilizing the Black Scholes option-pricing model, the share based compensation expense for the three months ended June 30, 2011 and 2010; the amounts were $39,628 and $0, respectively. The share based compensation expense for the six months ended June 30, 2011 and 2010; the amounts were $93,800 and $0, respectively.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	OBLIGATION UNDER MATERIAL CONTRACTS

CCG was issued a warrant to purchase up to 80,000 shares of the Company’s stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG's right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant shall have a term of 5 years and expires on June 15, 2015 and contains $90,000 liquidated damages provision for breach of such exclusivity. As of June 30, 2011 and December 31, 2010, CCG had not exercised the warrant.

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

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Domestic sales
Communication towers	$2,702,957	$3,935,310	$4,837,967	$7,077,759
Electricity supply towers	2,064,890	5,150,696	2,629,828	6,925,361
	4,767,847	9,086,006	7,467,795	14,003,120
Export sales
Communication towers	-	223,727	716,702	236,098
Electricity supply towers	2,053	117,487	2,044	367,761
	2,053	341,214	718,746	603,859
Technical service income	119	-	8,603	-
	$4,770,019	$9,427,220	$8,195,144	$14,606,979

24.	RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, the Company had no other significant related party transactions.

On January 13, 2010, the Company entered into and closed a share purchase agreement with Mr. Michael Anthony, the CEO of the Company at the time, and certain accredited purchasers signatory thereto, pursuant to which the Company sold an aggregate of 10,880,000 shares of common stock of the Company for a total of $225,000. Simultaneously with and as a condition to the closing of the share purchase agreement, the Company re-purchased 10,880,000 common shares from Corporate Services International Profit Sharing and Century Capital Partners, LLC, which are both beneficially owned by Mr. Anthony, for an aggregate purchase price of $225,000.

Name of related party	Nature of transactions
Mr. Chun Lu, former stockholder and his affiliates

Included in other payable, due to former stockholder and its affiliates are $3,429,273 and $2,789,568 as of June 30, 2011 and December 31, 2010, respectively. The amounts are unsecured, interest free and has no fixed term of repayment.

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

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

  Revenues: Revenues were $4.77 million for the three months ended June 30, 2011, a decrease of $4.66 million, or 49.4%, from $9.43 million for the same period last year.

  Gross Profit and Margin: Gross profit was $1.40 million for the three months ended June 30, 2011, a decrease of $1.58 million, or 53.0%, from $2.98 million for the same period last year. Gross margin was 29.38% for the three months ended June 30, 2011, as compared to 31.65% for the same period last year.

  Net Income: Net income was $121,524 for the three months ended June 30, 2011, a decrease of $1.70 million, or 93%, from $1.82 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended June 30, 2011 was $0.01, as compared to $0.08 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the three months ended June 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$4,770,019	100%		$9,427,220	100%
Cost of good sold	3,368,433	70.62%		6,443,918	68.35%
Gross profit	1,401,586	29.38%		2,983,302	31.65%
Selling and marketing expenses	(418,562)	(8.77%	)	(486,367)	(5.16)%
General and administrative expenses	(632,421)	(13.26%	)	(363,402)	(3.85)%
Net income from operations	350,603	7.35%		2,133,533	22.63%
Other income (expenses)
Government grant	216,987	4.55%		179,417	1.90%
Other income	-	-		13,694	0.15%
Interest expense	(414,264)	(8.68%	)	(292,217)	(3.10)%
Net other income (expenses)	(197,277)	(4.14%	)	(99,106)	(1.05)%
Net income before provision for income taxes	153,326	3.21%		2,034,427	21.58%
Provision for income taxes	(31,802)	(0.67%	)	(209,868)	(2.23)%
Net income	121,524	2.55%		1,824,559	19.35%
Foreign currency translation gain	217,077	4.55%		20,048	0.21%
Comprehensive income	$338,601	7.10%		$1,844,607	19.57%

Revenues. Our revenues are mainly generated from sales of our tower products. Our revenues decreased $4.66 million, or 49.4%, to $4.77 million for the three months ended June 30, 2011 from $9.43 million during the same period in 2010. For the three month period ended June 30, 2011, approximately 43.3% of our revenues were generated from sales to customers in the energy industry and approximately 56.7% were generated from sales to communications industry customers. The period-over-period decrease in revenues resulted mainly from a decrease of approximately 60.8% in sales revenue generated by sales of energy transmission towers compared to the same period in 2010, and a decrease of approximately 35.0% in sales revenue generated by sales of communications towers. In the second quarter of 2011, the price of tower products in China markedly decreased due to the rising steel prices, competition, decreased demand and other factors. We also reserved capacity and inventory for anticipated orders from overseas customers which may require immediate production and delivery. As overseas orders generally tend to offer higher prices, we made a strategic decision to forego some domestic orders with comparatively lower prices in the second quarter 2011 and redeployed personnel and resources to maintain our production lines, train new employees and prepare for the anticipated overseas orders. Because our targeted overseas customers decided to postpone the production and delivery of products, our sales and revenues decreased in the three months ended June 30, 2011 as compared to the same period last year. We expect to start generating revenues from our overseas orders in the third quarter of 2011.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold decreased $3.07 million, or 47.73%, to $3.37 million in the three months ended June 30, 2011, from $6.44 million during the same period in 2010. The decrease in cost of goods sold was mainly due to the decrease in sales volume and revenues. As a percentage of revenues, our cost of goods sold increased to 70.62% in the three months ended June 30, 2011 from 68.35% for the same period last year, mainly because of the continuing increase of the price of steel, which is our primary raw material. Some orders produced during this quarter were priced in the previous fiscal quarter prior to the increase in the cost of raw materials, so previously priced orders did not reflect the increased cost of raw materials, compressed our margins and resulted in an increased percentage of cost of goods sold. We are closely monitoring our pricing policy in an effort to reduce the risk of inflation and fluctuation of raw material prices.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit decreased $1.58 million, or 53.02%, to $1.4 million in the three months ended June 30, 2011, from $2.98 million during the same period in 2010. The decrease was mainly due to the decrease of sales and revenues. Gross profit as a percentage of revenue (gross margin) was 29.38% and 31.65% for three months ended June 30, 2011 and 2010, respectively. The decrease in gross margin was mainly due to the increased price of steel as discussed above.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses decreased $67,805, or 13.94%, to $418,562 in the three months ended June 30, 2011, from $486,367 during the same period in 2010. Such decrease was largely attributable to reduced operations in our sales and marketing department.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased $269,019, or 74.03%, to $632,421 in the three months ended June 30, 2011, from $363,402 during the same period in 2010. Such increase was mainly attributable to expenses associated with being a public company.

Interest expense. Interest expense increase $122,047, or 41.76%, to $414,264 for the three months ended June 30, 2011, from $292,217 during the same period in 2010. Such increase was mainly due to the increase in our outstanding short term loans and annual interest rate.

Income before income taxes. Our income before income taxes decreased $1.88 million, or 92.46%, to $153,326 in the three months ended June 30, 2011, from $2.03 million during the same period in 2010, as a result of the factors described above.

Provision for income taxes. Our income tax provisions decreased $178,066, or 84.84%, to $31,802 in the three months ended June 30, 2011, from $209,868 during the same period in 2010, mainly due to decrease in taxable income.

Net income. We generated a net income of $121,524 in the three months ended June 30, 2011, a decrease of $1.70 million, or 93.33%, from $1.82 million during the same period in 2010, as a cumulative effect of all factors discussed above.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$8,195,144	100%		$14,606,979	100%
Cost of good sold	5,784,261	70.58%		9,957,895	68.17%
Gross profit	2,410,883	29.42%		4,649,084	31.83%
Selling and marketing expenses	(626,369)	(7.64%	)	(789,867)	(5.41)%
General and administrative expenses	(893,192)	(10.90%	)	(644,948)	(4.42)%
Net income from operations	891,322	10.88%		3,214,269	22.01%
Other income (expenses)
Government grant	216,987	2.65%		179,417	1.23%
Other income	-	-		13,695	0.09%
Interest expense	(660,177)	(8.06%	)	(679,560)	(4.65)%
Net other income (expenses)	(443,190)	(5.14%	)	(486,448)	(3.33)%
Net income before provision for income taxes	448,132	5.47%		2,727,821	18.67%
Provision for income taxes	(81,290)	(0.99%	)	(386,861)	(2.65)%
Net income	366,842	4.48%		2,340,960	16.03%
Foreign currency translation gain	299,163	3.65%		40,096	0.27%
Comprehensive income	$666,005	8.13%		$2,381,056	16.30%

Revenues. Our revenues decreased $6.41 million, or 43.89%, to $8.20 million for the six months ended June 30, 2011 from $14.61 million during the same period in 2010. For the six month period ended June 30, 2011, approximately 32.12% of our revenues were generated from sales to customers in the energy industry and approximately 67.78% were generated from sales to communications industry customers. The period-over-period decrease in revenues resulted mainly from a decrease of approximately 63.91% in sales revenue generated by sales of energy transmission towers compared to the same period in 2010, and a decrease of approximately 24.05% in sales revenue generated by sales of communications towers. In the first half of 2011, the price of tower products in China markedly decreased due to the rising steel prices, competition, decreased demand and other factors. We also reserved capacity and inventory for anticipated orders from overseas customers which may require immediate production and delivery. As overseas orders generally tend to offer higher prices, we made a strategic decision to forego some domestic orders with comparatively lower prices in the first half of 2011 and redeployed personnel and resources to maintain our production lines, train new employees and prepare for the anticipated overseas orders. Because our targeted overseas customers decided to postpone the production and delivery of products, our sales and revenues decreased in the six months ended June 30, 2011 as compared to the same period last year.

Cost of goods sold. Our cost of goods sold decreased $4.17 million, or 41.87%, to $5.78 million in the six months ended June 30, 2011, from $9.96 million during the same period in 2010. The decrease in cost of goods sold was mainly due to the decrease in sales volume and revenues. As a percentage of revenues, our cost of goods sold increased to 70.58% in the six months ended June 30, 2011 from 68.17% for the same period last year, mainly because the price of steel increased. We are closely monitoring our pricing policy in an effort to reduce the risk of inflation and fluctuation of raw material prices.

Gross profit and gross margin. Our gross profit decreased $2.24 million, or 48.17%, to $2.41 million in the six months ended June 30, 2011, from $4.65 million during the same period in 2010. The decrease was mainly due to the decrease of sales and revenues. Gross profit as a percentage of revenue (gross margin) was 29.42% and 31.83% for six months ended June 30, 2011 and 2010, respectively. The decrease in gross margin was mainly due to the increased price of steel as discussed above.

Selling and marketing expenses. Our selling and marketing expenses decreased $163,498, or 20.25%, to $626,369 in the six months ended June 30, 2011, from $789,867 during the same period in 2010. Such decrease was largely attributable to reduced operations in our sales and marketing department.

General and administrative expenses. Our general and administrative expenses decreased $248,244, or 38.49%, to $893,192 in the six months ended June 30, 2011, from $644,948 during the same period in 2010. Such increase was primarily attributable to expenses associated with being a public company.

Interest expense. Interest expense decreased $19,383, or 2.85%, to $660,177 for the six months ended June 30, 2011, from $679,560 during the same period in 2010. Such decrease was mainly due to the lower interest expenses in the first quarter of 2011. Our total outstanding short-term bank loan was $11.9 million and $19.0 million as of March 31, 2011 and June 30, 2011, respectively.

Income before income taxes. Our income before income taxes decreased $2.28 million, or 83.57%, to $448,132 in the six months ended June 30, 2011, from $2.73 million during the same period in 2010, as a result of the factors described above.

Provision for income taxes. Our income tax provisions decreased $305,571, or 84.33%, to $81,290 in the six months ended June 30, 2011, from $386,861 during the same period in 2010, mainly due to decrease in taxable income.

Net income. We generated a net income of $366,842 in the six months ended June 30, 2011, a decrease of $1.97 million, or 84.33%, from $2.34 million during the same period in 2010, as a cumulative effect of all factors discussed above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $2.70 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(4,302,596)	$2,156,452
Net cash (used in) investing activities	(2,737,083)	(455,446)
Net cash provided by (used in) financing activities	5,902,077	(154,876)
Effects of exchange rate changes in cash	1,309,304	789
Net increase in cash and cash equivalents	171,702	1,546,919
Cash and cash equivalents at beginning of the period	2,526,710	161,133
Cash and cash equivalent at end of the period	$2,698,412	$1,708,052

Operating Activities

Net cash used in operating activities was $4.30 million for the six months ended June 30, 2011, as compared to net cash provided by operating activities of $2.16 million for the same period in 2010. The increase in net cash used in operating activities was primarily attributable to the outflow associated with increase in accounts receivable, other receivables, inventory and deposits and prepaid expenses levels which more than offset the cash inflow associated with the increase in other payable and accrued expenses and decrease in restricted cash in the six months ended June 30, 2011. We increased our inventory reserve level in anticipation of the increased orders in the coming quarters. In addition, our strategic decision to reduce our production this period by turning down comparatively lower margin domestic orders also contributed to the increased inventory.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $2.74 million, as compared to $455,446 during the same period in 2010. We spent approximately $2.18 million as installment payment for land use right and approximately $462,592 in construction of our Zhejiang facilities and Anhui administration office, and upgrade of our production facilities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $5.90 million, as compared to net cash used in financing activities of $154,876 for the same period in 2010. The increase in net cash provided by financing activities was mainly attributable to a $5.90 million increase in net short term borrowings.

Loan Commitments

As of June 30, 2011, we did not hold any long-term loans. Our short-term bank loans, totaling $19.0 million, are as follows:

Bank	Amount	Interest	Maturity Date	Duration
	(in millions)*	Rate
Industrial and Commercial Bank, Longshou Branch	$0.3	6.06%	March 22, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.4	6.16%	September 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.8	6.16%	September 16, 2011	6 months
Industrial and Commercial Bank, Longshou Branch	0.3	6.67%	March 21, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.9	6.67%	March 23, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	1.2	6.44%	December 15, 2011	6 months
Huishang Bank, Xuancheng Branch	2.0	7.88%	February 16, 2012	12 months
Huishang Bank, Xuancheng Branch	4.6	8.20%	April 11, 2012	12 months
China Merchants Bank, Hefei Branch	1.5	6.94%	October 29, 2011	12 months
China Construction Bank, Jingde Branch	2.4	5.85%	May 3, 2011	6 months
China Everbright Bank, Hefei Branch	4.6	5.56%	November 22, 2011	12 months
Total	$19.0

* Calculated based on the exchange rate of $1 = RMB 6.46*

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2011 and 2010 were approximately $6.37 million and $0.46 million, respectively, representing the total amount of investment activities.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chun Lu, and Chief Financial Officer, Mr. Yuhua Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Lu and Yang, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	TEC TECHNOLOGY, INC.

	By:	/s/ Chun Lu
Chun Lu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuhua Yang
Yuhua Yang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)