Form 10-Q
period 2011-09-30
TEC Technology, Inc.
filed 2011-11-17
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-53432

TEC TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4013027
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Xinqiao Industrial Park
Jingde County
Anhui Province 242600
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 563 8023488
(Registrant’s telephone number, including area code)

________________________________________________________
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

Yes [X]                             No [   ]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,181,552

TEC TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	(Removed and Reserved)	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TEC TECHNOLOGY, INC.
QUARTERLY FINANCIAL REPORT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

TEC TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
CONSOLIDATED BALANCE SHEETS	F - 1
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F - 2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 4 - F - 25

TEC TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,375,312	$2,526,710
Restricted cash	69,291	1,164,598
Accounts receivable, net of allowance for doubtful accounts	20,179,785	14,356,352
Inventory	6,113,015	5,235,074
Deposits and prepaid expenses	4,092,188	5,439,579
Other receivables	2,803,897	1,626,039
Taxes recoverable	17,391	2,389
Total current assets	36,650,879	30,350,741
Property and equipment
Property and equipment, net of accumulated depreciation	3,885,813	3,790,765
Land use rights, net of accumulated amortization	8,057,124	2,071,771
Construction in progress	2,258,450	473,355
	14,201,387	6,335,891
Total assets	$50,852,266	$36,686,632

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,056,658	$8,313,633
Other payables and accrued expenses	4,683,755	3,494,358
Taxes payables	420,762	44,608
Customer deposits	1,140,085	80,331
Short term borrowings	23,428,713	12,938,582
	36,729,973	24,871,512
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	$30,182	$30,182
Additional paid in capital	1,105,454	1,024,891
Retained earnings	11,852,910	10,077,006
Accumulated other comprehensive income	1,133,747	683,041
Total stockholders' equity	14,122,293	11,815,120
Total liabilities and stockholders' equity	$50,852,266	$36,686,632

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$11,364,648	$7,285,615	$19,559,792	$21,892,594
Cost of goods sold	8,418,882	5,355,307	14,203,143	15,313,202
Gross profit	2,945,766	1,930,308	5,356,649	6,579,392
Selling and marketing expenses	(438,939)	(337,423)	(1,065,308)	(1,127,290)
General and administrative expenses	(378,165)	(293,389)	(1,271,357)	(938,337)
Net income from operations	2,128,662	1,299,496	3,019,984	4,513,765
Other income (expenses)
Government grant	1,421	10,798	218,408	190,215
Other income	2,123	-	2,123	13,695
Interest expense	(465,391)	(299,865)	(1,125,568)	(979,425)
Net other income (expenses)	(461,847)	(289,067)	(905,037)	(775,515)
Net income before provision for income taxes	1,666,815	1,010,429	2,114,947	3,738,250
Provision for income taxes	(257,753)	(151,535)	(339,043)	(538,396)
Net income	1,409,062	858,894	1,775,904	3,199,854
Other comprehensive income (loss)
Foreign currency translation gain (loss)	151,543	12,462	450,706	(177,290)
Comprehensive income	$1,560,605	$871,356	$2,226,610	$3,022,564
Weighted average numbers of common shares
Basic	30,181,882	25,298,383	30,181,882	25,298,383
Diluted	30,181,882	25,298,383	30,181,882	25,298,383
Earnings per share
Basic	$0.05	$0.03	$0.06	$0.13
Diluted	$0.05	$0.03	$0.06	$0.13

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$1,775,904	$3,199,854
Adjustments to reconcile net income to net cash (used in) provided by operating activites:
Depreciation	259,193	207,350
Loss on disposal of property and equipment	537	-
Amortization of land use rights	33,745	31,779
Stock based compensation	93,800	-
Changes in operating assets and liabilities
Decrease in restricted cash	1,095,307	-
Increase in inventory	(877,941)	(958,677)
Increase/(decrease) in deposits and prepaid expenses	(2,281,507)	1,471,962
Increase in accounts receivable	(5,823,433)	(7,678,771)
(Increase) decrease in other receivables	(1,177,858)	59,733
Increase in taxes recoverable	(15,002)	(6,336)
Increase/(decrease) in taxes payable	376,154	(862,532)
(Decrease) increase in accounts payable	(1,259,975)	4,360,248
Increase/(decrease) in customer deposits	1,059,754	(81,279)
Increase in other payables and accrued expenses	1,189,397	1,955,393
Net cash (used in) provided by operating activities	(5,551,925)	1,698,724
Cash flows from investing activities
Purchase of property and equipment	(239,580)	(622,961)
Proceeds from disposal of property and equipment	5,379	-
Payment for construction in progress	(1,775,312)	(36,959)
Purchases of land use rights	(2,174,130)	-
Net cash used in investing activities	(4,183,643)	(659,920)
Cash flows from financing activities
Common stock issued	-	10,987
Contribution of paid in capital	-	58,321
Proceeds from short term borrowings	18,050,799	-
Repayment of short term borrowings	(8,146,100)	(1,124,474)
Net cash provided by (used in) financing activities	9,904,699	(1,055,166)
Effects on exchange rate changes on cash	679,471	84,800
Increase in cash and cash equivalents	848,602	68,438
Cash and cash equivalents, beginning of period	2,526,710	164,927
Cash and cash equivalents, end of period	3,375,312	233,365
Supplementary disclosures of cash flow information:
Cash paid for interest	1,125,568	979,425
Cash paid for income taxes	2,196,414	1,392,926
Non cash transactions:
Issuance of warrant	94,120	-
Acquisition of land use rights from deposits and prepaid expenses	3,659,766	-
Capital contributed by directors assuming debts of Company	80,563	-

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

TEC Technology, Inc. (formerly known as Highland Ridge, Inc., Sea Green, Inc., Americom Networks Corp. and Americom Networks International, Inc.) was incorporated on July 22, 1988 in the State of Delaware, United States of America. (the “Company” or “TEC Holding”). On June 9, 2010, the Company changed its name from Highland Ridge, Inc. to TEC Technology, Inc.

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TEC Technology Limited, a Hong Kong limited company (“TECT”) and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of the Company’s common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns Anhui TEC Tower Co., Ltd. (“ATEC”); and Shuncheng Taida Technology Co., Ltd. (“STT”). ATEC currently owns 90% of Zhejiang TEC Tower Co., Ltd. (“ZTEC”). For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and TEC US as the acquired party. Upon completion of the exchange, TECT became a wholly owned subsidiary of TEC US. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of TEC US, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares of the Company’s common stock currently owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

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

F - 4

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

	Place of	Date of	Percentage
Name of subsidiary	incorporation	incorporation	of interest	Principal activity
TEC Technology Limited	Hong Kong	November 11, 2009	100% directly	Investment holding.
Anhui TEC Tower Co., Ltd.	People's Republic of China	April 19, 2006	100% directly

Development,manufacturing and selling of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers, transmission cable towers, telecommunication equipment, scrap and provision for technical consulting service.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets, and statements of income, and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter- company transactions and balances have been eliminated in consolidation.

On February 22, 2010, TECT entered into an equity transfer agreement with Mr. Chun Lu, the sole shareholder of ATEC. The transfer was approved by the Department of Commerce of Anhui Province on March 2, 2010. The business combination was accounted for as entities under common control because the majority shareholders of TECT and ATEC were the same people.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.3	BASIS OF CONSOLIDATION AND PRESENTATION (CONTINUED)

On May 4, 2010, the Company completed a reverse acquisition transaction pursuant to a share exchange agreement among the Company, TECT and TECT’s sole stockholder, Mr. Hua Peng Phillip Wong, whereby the Company acquired 100% of the issued and outstanding capital stock of TECT in exchange for 19,194,421 shares of the Company’s common stock, which constituted 63.6% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of reverse acquisition. As a result of the acquisition of TECT, the Company now owns all of the issued and outstanding capital stock of TECT, which in turn owns ATEC and STT. ATEC owns 90% equity interest in ZTEC. For accounting purposes, the share exchange transaction with TECT was treated as a reverse acquisition and recapitalization of TECT, with TECT as the acquirer and TEC US as the acquired party.

Upon completion of the share exchange, TECT became a wholly owned subsidiary of TEC US. On the same date, Mr. Chun Lu, Chairman of the Board and Chief Executive Officer of TEC US, entered into an option agreement with TECT and Mr. Hua Peng Phillip Wong, the Company’s controlling stockholder, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares the Company’s common stock owned by Mr. Wong for an aggregate exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365 th day following of the date of the option agreement and ending on the second anniversary of the date thereof.

Prior to the acquisition of ATEC by TECT, neither TECT nor TEC US had active business operations. For reporting purposes, the Company has assumed that Mr. Lu has exercised his option immediately and thus TEC US, TECT and ATEC were effectively under common control of Mr. Lu when the Company acquired ATEC. The acquisition transactions between (i) TEC US and TECT and (ii) TECT and ATEC are therefore accounted for as reverse mergers.

For accounting purposes, the combination of the company and TECT was accounted for as a reverse merger with ATEC as the accounting acquirer and TEC US and TECT as the accounting acquiree and the acquisition of ZTEC and STT was accounted for under the acquisition method with TECT as the immediate parent corporation of both companies for legal purposes and the Company as the ultimate parent corporation. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of share exchange transaction.

TEC US, TECT, ATEC, ZTEC and STT are hereafter collectively referred to as the Company.

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

	2.4	USE OF ESTIMATES

The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

	2.5	ECONOMIC, POLITICAL AND BUSINESS RISK

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

F - 9

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

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $212,124 and $282,189 for the three months ended September 30, 2011 and 2010, respectively. Shipping and handling costs amounted to $577,229 and $567,990 for the nine months ended September 30, 2011 and 2010.

	2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $6,915 and $1,206 for the three months ended September 30, 2011 and 2010, respectively. Advertising costs are expensed as incurred and totaled $6,918 and $3,788 for the nine months ended September 30, 2011 and 2010, respectively.

	2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $0 as incurred for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

	2.10	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired.

F - 9

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

Foreign currency translation gain included in accumulated other comprehensive income amounted to $1,133,747 as of September 30, 2011 and $683,041 as of December 31, 2010. The balance sheet amounts with the exception of equity as of September 30, 2011 and December 31, 2010 were translated at RMB6.40 to $1.00 and RMB6.61 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the nine months ended September 30, 2011 and September 30, 2010 were RMB6.51 to $1.00 and RMB6.80 to $1.00, respectively.

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

F - 9

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

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of September 30, 2011 and December 31, 2010.

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2011 and December 31, 2010.

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

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides 0% of sales income for product warranties for the nine months ended September 30, 2011 and 2010. The product warranty reserve was $0 as of September 30, 2011 and December 31, 2010.

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

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.25	CONCENTRATIONS OF CREDIT RISK

Cash includes demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash in these banks as of September 30, 2011 and December 31, 2010 amounted to $3,348,408 and $2,088,297, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Customer A	65.53%	-	37.92%	-
Customer B	17.77%	20.23%	32.90%	31.91%
Customer C	11.07%	-	13.03%	-
Customer D	4.88%	-	6.85%	-
Customer E	0.75%	-	3.55%	-
Customer F	-	45.42%	-	20.42%
Customer G	-	-	-	18.11%
Customer H	-	-	-	6.90%
Customer I	-	-	-	6.84%
Customer J	-	17.19%	-	-
Customer K	-	5.26%	-	-
Customer L	-	4.57%	-	-
	100.00%	92.67%	94.25%	84.18%

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.25	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	September 30, 2011	December 31, 2010
Customer A	30.88%	-
Customer B	21.41%	31.46%
Customer C	12.24%	-
Customer D	7.45%	16.73%
Customer E	6.44%	12.57%
Customer E	-	9.89%
Customer F	-	7.82%
	78.42%	78.47%

2.26	EARNINGS PER SHARE

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

For the three months ended September 30, 2011 and 2010, basic and diluted earnings per share amount to $0.05 and $0.03, respectively. For the nine months ended September 30, 2011 and 2010, basic and diluted earnings per share amount to $0.06 and $0.13, respectively.

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

F - 18

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.27	FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal periods ended September 30, 2011 or 2010.

	2.28	STOCK-BASED COMPENSATION

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

On June 15, 2010, the Company issued, a warrant to purchase 80,000 shares at a price of $2.00 per share. The warrant vests in four equal installments on June 30th , September 30th , December 31st 2010 and March 31st of 2011. In the event that the agreement is terminated prior to the vesting date, such portion of the warrant shall not vest and the holder of the warrant shall not be entitled to exercise such unvested portion of the warrant. The warrant expires on June 15, 2015.

	2.29	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution programs and the payments to these programs are charged as expenses when employees have rendered service entitling them to the contribution.

	2.30	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 and does not expect the adoption of ASU 2011-04 will have significant impact on its consolidated financial statements.

F - 18

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 and does not expect the adoption of ASU 2011-05 will have significant impact on its consolidated financial statements.

4.	INCOME TAXES

No provision for income taxes in the United States has been made as the Company has no income taxable in the United States.

No Hong Kong corporate income tax has been provided in the financial statements, as TECT did not have any assessable profits for the nine months ended September 30, 2011 and 2010.

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

The company’s subsidiaries ZTEC and STT have not commenced their business, therefore no provision for income taxes has been made for the nine months ended September 30, 2011 and 2010.

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the September 30, 2011:

2011
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)%
Hong Kong profits tax	16.5%
Offshore income not recognized in Hong Kong	(16.5)%
China Enterprise income taxe rate for high technology	15%
15%

F - 18

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income tax
HGHN - US corporate tax	$-	$-	$-	$-
TECT - Hong Kong profits tax	-	-	-	-
ATEC - China EIT	257,753	151,535	339,043	538,396
ZTEC and STT - China EIT	-	-	-	-
Deferred tax	-	-	-	-
	$257,753	$151,535	$339,043	$538,396

5.	CASH AND CASH EQUIVALENTS

	September 30, 2011	December 31, 2010
Cash and bank balances	$3,375,312	$2,526,710

6.	RESTRICTED CASH

The Company’s restricted cash consists of bank time deposits in the bank as security deposits for the completion of certain projects of the company. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Restricted cash amounted to $69,291 and $1,164,598 as of September 30, 2011 and December 31, 2010, respectively.

7.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset and no additional allowance for doubtful debt has been recorded for the three months and the nine months ended September 30, 2011 and 2010. Bad debts written off for the three months and nine months ended September 30, 2011 and 2010 were $0.

Aging of accounts receivable is as follows:

	September 30, 2011	December 31, 2010

within 3 month	$11,792,292	$13,658,262
over 3 months and within 6 months	4,348,792	356,438
over 6 months and within 1 year	3,997,459	343,298
over 1 year	111,242	68,354
	20,249,785	14,426,352
Less: Allowance for doubtful accounts	(70,000)	(70,000)
	$20,179,785	$14,356,352

Accounts receivable includes the amounts of $8,911,822 (12.31.2010: $3,151,959) that were factored to the Industrial and Commercial Bank, PRC and China Construction Bank, PRC for collection.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORY

Inventory consists of the followings:

	September 30, 2011	December 31, 2010
Raw materials	$3,626,144	$2,590,642
Consumables	237,475	-
Work in progress	2,249,396	2,644,432
	$6,113,015	$5,235,074

9.	DEPOSITS AND PREPAID EXPENSES

	September 30, 2011	December 31, 2010
Guarantee and utility deposits	$1,410,970	$828,170
Deposit for acquistion of land use rights	-	518,753
Land levelling, design fees and stamp duty prepaid expenses	494,685	3,110,145
Prepaid expenses	514,101	91,091
Advances to suppliers and services providers	1,313,279	874,436
Prepayment for purchase of property and equipment	20,025	2,269
Advances to logistic service providers	339,128	14,715
	$4,092,188	$5,439,579

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Advances to suppliers are down payments or deposits for inventory purchases. The inventory and services are normally delivered and rendered within one to two months after the payments. ZTEC acquired land use rights for new land in the PRC and paid deposits for the acquisition of land use rights, ZTEC also prepaid land leveling, design fees and stamp duty fees.

10.	OTHER RECEIVABLES

	September 30, 2011	December 31, 2010
Due from employees	$1,401,277	$963,416
Due from third parties	1,401,153	661,156
Others	1,467	1,467
	$2,803,897	$1,626,039

Due from employees are the amounts advanced for business transactions on behalf of the Company and will be reconciled on the completion of the business transactions. Due from third parties are unsecured advances, interest free and without fixed terms of repayment and are for specific business purposes.

F - 21

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	TAXES RECOVERABLE

	September 30, 2011	December 31, 2010
VAT recoverable	$17,391	$2,389

12.	PROPERTY AND EQUIPMENT

	September 30, 2011	December 31, 2010
Buildings	$2,669,359	$2,584,596
Plant and machinery	1,493,790	1,351,729
Furniture, fixtures and office equipment	151,558	123,716
Motor vehicles	417,102	294,812
	4,731,809	4,354,853
Less: Accumulated depreciation	(845,996)	(564,088)
Net book value	$3,885,813	$3,790,765

Depreciation expense was $91,613 and $77,164 for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $259,193 and $207,350 for the nine months ended September 30, 2011 and 2010, respectively.

13.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. The Company has acquired the land use rights to three parcels located at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total cost of these land use rights of ATEC was $2,112,867 and the land use rights will expire in 2056, 2058 and 2058, respectively. The Company has acquired the land use right to an additional parcel located at Songxi Village, Xindeng Town, Fuyang City, Hangzhou City, Zhejiang Province. The total cost of these land use rights of ZTEC was $5,781,780 and the land use right will expire in 2061.

	September 30, 2011	December 31, 2010
Cost	$8,200,846	$2,178,255
Less: Accumulated amortization	(143,722)	(106,484)
Net book value	$8,057,124	$2,071,771

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

Amortization expense was $11,068 and $10,593 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $33,745 and $31,779 for the nine months ended September 30, 2011 and 2010, respectively.

F - 21

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONSTRUCTION IN PROGRESS

	September 30, 2011	December 31, 2010
Construction of office building and workshops	$2,258,450	$473,355

15.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2011	December 31, 2010
Due to former sole stockholder and his affiliates	$2,319,114	$2,789,568
Due to third parties	1,088,772	603,824
Due to construction material and building service providers	542,548	-
Due to employees	178,168	8,359
Accrued expenses	555,153	92,607
	$4,683,755	$3,494,358

Due to former sole stockholder and his affiliates, due to third parties and employees are unsecured, interest free and without a fixed term of repayment and are for unspecific business purposes.

16.	TAXES PAYABLE

	September 30, 2011	December 31, 2010
Enterprise income tax payable	$253,548	$42,557
VAT payable	163,984	-
Individual income tax payable	3,230	2,051
	$420,762	$44,608

F - 21

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	Interest rate	Maturity date	September 30, 2011		December 31, 2010
Industrial and Commercial Bank, Longshou Branch, PRC	6.06% - 6.71%	From December 15, 2011 to March 23, 2012	$3,905,000	*^	$3,864,182
China Merchant Bank, Heifei branch, PRC	6.94%	October 29, 2011	1,562,000	+	1,512,400
China Merchant Bank, Heifei branch, PRC	5.56%	November 22, 2011	-		4,537,200
China Merchant Bank, Heifei branch, PRC	7.32%	February 10, 2012	2,343,000	^	-
China Everbright Bank, Heifei branch, PRC	5.56%	November 22, 2011	4,686,000	+	-
Huishang Bank, Xuancheng branch, PRC	7.88%	February 16, 2011	-		3,024,800
Huishang Bank, Xuancheng branch, PRC	7.88%	February 16, 2012	2,030,600	*	-
Huishang Bank, Xuancheng branch, PRC	8.20%	April 11, 2012	4,686,000	*	-
Huishang Bank, Xuancheng branch, PRC	8.53%	August 5, 2012	1,093,400	*	-
China Construction Bank, Jingde branch, PRC	5.85%	November 3, 2011	2,382,325	^	-
China Construction Bank, Jingde branch, PRC	6.10%	January 8, 2012	740,388	^	-
			$23,428,713		$12,938,582

* secured by land use rights
+ secured by third party’s guarantee
^ secured by accounts receivable

18.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2011 and December 31, 2010, customer deposits amounted to $1,140,085 and $80,331, respectively.

19.	COMMON STOCK

The Company has authorized Preferred stock of 10,000,000 shares with a par value of $0.001. As of September 30, 2011 and December 31, 2010, the company has not issued any preferred shares.

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

As of each of September 30, 2011, and December 31, 2010, the Company had outstanding 30,181,552 shares of issued common stock, with a par value of $0.001 per share.

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the three months ended September 30, 2011 and 2010 was $20,140 and $10,966, respectively. Total lease expense for the nine months ended September 30, 2011 and 2010 was $43,620 and $22,309, respectively.

The future minimum lease payments as of September 30, 2011 and December 31, 2010 were $0.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of September 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

The Company has entered into two separate agreements that would require the Company to pay liquidated damages if the Company failed to perform under the agreements. The amount of the potential damages is listed below:

	September 30, 2011	December 31, 2010

Liquidated damages for
- investment relation service with CCG	$90,000	$90,000

21.	STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on June 15, 2010. The company issued a warrant to CCG Investor Relations Partners LLC (“CCG”), an investor relations firm, for the purchase of 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant vested in four equal installations on June 30 , September 30, December 31 of 2010 and March 31, 2011. The warrant will expire on June 15, 2015.

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company calculated a stock based compensation of $93,800 and recognized $93,800 in stock based compensation expense for the nine months ended September 30, 2011. As of September 30, 2011 and December 31, 2010, the prepaid compensation expense amount was $0 and $31,600, respectively.

The initial value of the warrants was determined using the Black-Scholes model using the following assumptions:

.	Expected volatility of 125%
.	Risk-free interest rate of 3%
.	Year to maturity of 5 years
.	Market price at issuance date of $3.50
.	Strike price of $2.00

The value of the warrants was based on the Company’s common stock price of $3.50 on the date the warrants were issued. The warrants were valued at $186,000 when they vested in four equal installations on June 30 , September 30, December 31 of 2010 and March 31, 2011.

F - 24

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS & WARRANTS (CONTINUED)

	Number of shares
	entitled to purchase	Exercise Price	Expiration date
Issued on June 15, 2010	80,000	$2.00	June 15, 2015

Balance as of September 30, 2011	80,000	$2.00
Warrants exercised	-	2.00
Warrants expired	-	2.00

Total outstanding as of September 30, 2011	80,000	2.00	June 15, 2015

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the three months ended September 30, 2011 and 2010; the amounts were $0 and $0, respectively. The share based compensation expense for the nine months ended September 30, 2011 and 2010 were $93,800 and $0, respectively.

22.	OBLIGATION UNDER MATERIAL CONTRACTS

CCG was issued a warrant to purchase up to 80,000 shares of the Company’s stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG's right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant has a term of 5 years and will expire on June 15, 2015. The warrant contains a $90,000 liquidated damage provision for breach of such exclusivity. As of September 30, 2011 and December 31, 2010, CCG had not exercised the warrant.

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Domestic sales
Communication towers	$2,049,173	$1,550,889	$6,887,140	$8,628,648
Electricity supply towers	1,827,445	4,882,728	4,457,273	11,808,089
	3,876,618	6,433,617	11,344,413	20,436,737
Export sales
Communication towers	17,647	814,393	734,349	1,050,491
Electricity supply towers	7,416,327	37,605	7,418,371	405,366
	7,433,974	851,998	8,152,720	1,455,857
Technical service income	54,056	-	62,659	-
	$11,364,648	$7,285,615	$19,559,792	$21,892,594

TEC TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, the Company had no other significant related party transactions during the reporting periods.

On January 13, 2010, the Company entered into and closed a share purchase agreement with Mr. Michael Anthony, the CEO of the Company at the time, and certain accredited purchasers signatory thereto, pursuant to which the Company sold an aggregate of 10,880,000 shares of the Company’s common stock for a total of $225,000. Simultaneously with and as a condition to the closing of the share purchase agreement, the Company re-purchased 10,880,000 common shares from Corporate Services International Profit Sharing and Century Capital Partners, LLC, which are both beneficially owned by Mr. Anthony, for an aggregate purchase price of $225,000.

Name of related party	Nature of transactions
Mr. Chun Lu, CEO, Chairman and his affiliates

Included in other payable, due to former stockholder and its affiliates were $2,319,114 and $2,789,568 as of September 30, 2011 and December 31, 2010, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

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

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2011:

  Revenues: Revenues were $11.36 million for the three months ended September 30, 2011, an increase of $4.07 million, or 55.83%, from $7.29 million for the same period last year.

  Gross Profit and Margin: Gross profit was $2.94 million for the three months ended September 30, 2011, an increase of $1.01 million, or 52.33%, from $1.93 million for the same period last year. Gross margin was 25.92% for the three months ended September 30, 2011, as compared to 26.49% for the same period last year.

  Net Income: Net income was $1.36 million for the three months ended September 30, 2011, an increase of $0.50 million, or 58.14%, from $0.86 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended September 30, 2011 was $0.05, as compared to $0.03 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the three months ended September 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$11,364,648	100.00%		$7,285,615	100.00%
Cost of good sold	8,418,882	74.08%		5,355,307	73.51%
Gross profit	2,945,766	25.92%		1,930,308	26.49%
Selling and marketing expenses	(438,939)	(3.86%	)	(337,423)	(4.63%	)
General and administrative expenses	(378,165)	(3.33%	)	(293,389)	(4.03%	)
Net income from operations	2,128,662	18.73%		1,299,496	17.84%
Other income (expenses)
Government grant	1,421	0.01%		10,798	0.15%
Other income	2,123	0.02%		-	-
Interest expense	(465,391)	(4.09%	)	(299,865)	(4.12%	)
Net other income (expenses)	(461,847)	(4.06%	)	(289,067)	(3.97%	)
Net income before provision for income taxes	1,666,815	14.67%		1,010,429	13.87%
Provision for income taxes	(257,753)	(2.71%	)	(151,535)	(2.08%	)
Net income	1,409,062	11.96%		858,894	11.79%
Foreign currency translation gain	151,543	1.33%		12,462	0.17%
Comprehensive income	$1,560,605	13.29%		$871,356	11.96%

Revenues. Our revenues are mainly generated from sales of our tower products. Our revenues increased $4.08 million, or 55.96%, to $11.36 million for the three months ended September 30, 2011 from $7.29 million during the same period in 2010. For the three month period ended September 30, 2011, approximately 81.34% of our revenues were generated from sales to customers in the energy industry and approximately 18.19% were generated from sales to communications industry customers. The period-over-period increase in revenues resulted mainly from an increase of approximately 87.87% in revenues generated by sales of energy transmission towers as compared to the same period in 2010 which more than offset a decrease of approximately 18.79% in revenues generated by sales of communications towers. In this quarter, we benefited from our strategic efforts in expanding international markets as generated approximately $7.4 million from overseas orders for energy transmission towers.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold increased $1.01 million, or 18.88%, to $8.42 million in the three months ended September 30, 2011, from $5.36 million during the same period in 2010. We believe the dollar increase in cost of goods sold was generally in line with the increase in sales volume and revenues. As a percentage of revenues, our cost of goods sold increased slightly to 74.08% in the three months ended September 30, 2011 from 73.51% for the same period last year.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit increased $1.01 million, or 52.61%, to $2.94 million in the three months ended September 30, 2011, from $1.93 million during the same period in 2010. The dollar increase was mainly due to the increase of sales volume and revenues. Gross profit as a percentage of revenue (gross margin) was 25.92% and 26.49% for three months ended September 30, 2011 and 2010, respectively. Although our overseas orders generally had higher gross margins, gross margins for our domestic orders remained constrained due to continuing increases of steel prices, which is our primary raw material, and market competition.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses increased $0.10 million, or 30.09%, to $0.44 million in the three months ended September 30, 2011, from $0.34 million during the same period in 2010. Such increase was largely attributable to increased sales volume and our continuing marketing efforts.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased $0.09 million, or 31.03%, to $0.38 million in the three months ended September 30, 2011, from $0.29 million during the same period in 2010. Such increase was mainly attributable to increased labor costs.

Interest expense. Interest expense increased $0.16 million, or 55.33%, to $0.46 million for the three months ended September 30, 2011, from $0.30 million during the same period in 2010. Such increase was mainly due to the increase in our outstanding short term loans and annual interest rate.

Income before income taxes. Our income before income taxes increased $0.66 million, or 64.96%, to $1.67 million for the three months ended September 30, 2011, from $1.01 million during the same period in 2010, as a result of the factors described above.

Provision for income taxes. Our income tax provisions increased $0.16 million, or 106.67%, to $0.26 million for the three months ended September 30, 2011, from $0.15 million during the same period in 2010, mainly due to increase in taxable income.

Net income. We generated a net income of $1.41 million in the three months ended September 30, 2011, an increase of $0.55 million, or 63.95%, from $0.86 million during the same period in 2010, as a cumulative effect of all factors discussed above.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the nine months ended September 30, 2011 and 2010, in both dollars and as a percentage of our revenues.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$19,559,792	100.00%		$21,892,594	100.00%
Cost of good sold	14,203,143	72.61%		15,313,202	69.95%
Gross profit	5,356,649	27.39%		6,579,392	30.05%
Selling and marketing expenses	(1,065,308)	(5.45%	)	(1,127,290)	(5.15%	)
General and administrative expenses	(1,271,357)	(6.50%	)	(938,337)	(4.29%	)
Net income from operations	3,019,984	15.44%		4,513,765	20.62%
Other income (expenses)
Government grant	218,408	1.12%		190,215	0.87%
Other income	2,123	0.01%		13,695	0.06%
Interest expense	(1,125,568)	(5.75%	)	(979,425)	(4.47%	)
Net other income (expenses)	(905,037)	(4.62%	)	(775,515)	(3.54%	)
Net income before provision for income taxes	2,114,947	10.82%		3,738,250	17.08%
Provision for income taxes	(339,043)	(1.73%	)	(538,396)	(2.46%	)
Net income	1,775,904	9.09%		3,199,854	14.62%
Foreign currency translation gain	450,706	2.30%		(177,290)	(0.81%	)
Comprehensive income	$2,236,610	11.39%		$3,022,564	13.81%

Revenues. Our revenues decreased $2.33 million, or 10.64%, to $19.56 million for the nine months ended September 30, 2011 from $21.89 million during the same period in 2010. For the nine month period ended September 30, 2011, approximately 60.71% of our revenues were generated from sales to customers in the energy industry and approximately 38.96% were generated from sales to communications industry customers. The decrease was mainly concentrated in the first half of 2011 and mostly resulted for lower sales volume. Revenues generated by sales of energy transmission towers and sales of communications towers decreased approximately 2.76% and 21.26% as compared to the same period in 2010, respectively.

Cost of goods sold. Our cost of goods sold decreased $1.11 million, or 7.25%, to $14.20 million in the nine months ended September 30, 2011, from $15.31 million during the same period in 2010. The decrease in cost of goods sold was mainly due to the decrease in sales volume and revenues in the first two quarters of 2011. As a percentage of revenues, our cost of goods sold increased to 72.61% in the nine months ended September 30, 2011 from 69.9% for the same period last year, mainly because the price of steel increased. We are closely monitoring our pricing policy in an effort to reduce the risk of inflation and fluctuations of raw material prices.

Gross profit and gross margin. Our gross profit decreased $1.22 million, or 18.58%, to $5.36 million in the nine months ended September 30, 2011, from $6.58 million during the same period in 2010. The decrease was mainly due to the decrease of sales revenues in the first two quarters of 2011. Gross profit as a percentage of revenue (gross margin) was 27.39% and 30.1% for nine months ended September 30, 2011 and 2010, respectively. The decrease in gross margin was mainly due to the increased price of steel as discussed above.

Selling and marketing expenses. Our selling and marketing expenses decreased $0.06 million, or 5.53%, to $1.07 million in the nine months ended September 30, 2011, from $1.13 million during the same period in 2010. Such decrease was largely attributable to reduced operations in our sales and marketing department in the first two quarters of 2011.

General and administrative expenses. Our general and administrative expenses increased $0.33 million, or 35.11%, to $1.30 million for the nine months ended September 30, 2011, from $0.94 million during the same period in 2010. Such increase was primarily attributable to expenses associated with being a public company and increased labor costs.

Interest expense. Interest expense increased $0.55 million, or 48.67%, to $1.13 million for the nine months ended September 30, 2011, from $0.98 million during the same period in 2010. Such increase was mainly due to the increase in our outstanding short term loans and annual interest rate.

Income before income taxes. Our income before income taxes decreased $1.62 million, or 43.42%, to $2.11 million for the nine months ended September 30, 2011, from $3.74 million during the same period in 2010, as a result of the factors described above.

Provision for income taxes. Our income tax provisions decreased $0.20 million, or 37.03%, to $0.34 million for the nine months ended September 30, 2011, from $0.54 million during the same period in 2010, mainly due to decrease in taxable income in the first two quarters of 2011.

Net income. We generated a net income of $1.78 million for the nine months ended September 30, 2011, a decrease of $1.42 million, or 44.37%, from $3.20 million during the same period in 2010, as a cumulative effect of all factors discussed above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $3.38 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(5,551,925)	$1,698,724
Net cash (used in) investing activities	(4,183,643)	(659,920)
Net cash provided by (used in) financing activities	9,904,699	(1,055,166)
Effects of exchange rate change in cash	579,411	84,800
Net increase in cash and cash equivalents	848,602	68,438
Cash and cash equivalents at beginning of the period	2,526,710	164,927
Cash and cash equivalent at end of the period	$3,375,312	$233,365

Operating Activities

Net cash used in operating activities was $5.55 million for the nine months ended September 30, 2011, as compared to $1.70 million net cash provided by operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily attributable to the cash outflow associated with increased accounts payables and decreased net income in the nine months ended September 30, 2011. Due to the tightening of lending policy in China, some of our suppliers required shorter payment terms.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $4.18 million, as compared to $0.66 million during the same period in 2010. During the nine months ended September 30, 2011, we invested approximately $2.18 million in the form of an installment payment for land use right and approximately $1.78 million for construction of our Zhejiang facilities and Anhui administration office, and upgrade of production facilities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $9.90 million, as compared to $1.06 million net cash used in financing activities for the same period in 2010. The increase in net cash provided by financing activities was mainly attributable to increased net short term borrowings.

Loan Commitments

As of September 30, 2011, we did not hold any long-term loans. Our short-term bank loans, totaling $23.43 million, are as follows:

	Amount	Interest
Bank	(in millions)*	Rate	Maturity Date	Duration
Industrial and Commercial Bank, Longshou Branch	$0.31	6.06%	March 22, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.31	6.71%	March 19, 2012	6 months
Industrial and Commercial Bank, Longshou Branch	0.78	6.71%	March 19, 2012	6 months
Industrial and Commercial Bank, Longshou Branch	0.31	6.67%	March 21, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.94	6.67%	March 23, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	1.25	6.44%	December 15, 2011	6 months
Huishang Bank, Xuancheng Branch	2.03	7.88%	February 16, 2012	12 months
Huishang Bank, Xuancheng Branch	4.69	8.20%	April 11, 2011	12 months
Huishang Bank, Xuancheng Branch	1.09	7.88%	August 5, 2012	12 months
China Merchants Bank, Hefei Branch	1.56	6.94%	October 29, 2011	12 months
China Merchants Bank, Hefei Branch	2.34	7.32%	February 10, 2011	12 months
China Construction Bank, Jingde Branch	2.39	5.85%	May 3, 2011	6 months
China Construction Bank, Jingde Branch	0.74	6.10%	November 3, 2011	6 months
China Everbright Bank, Hefei Branch	4.69	5.56%	January 8, 2012	6 months

Total	$23.43

___________
* Calculated based on the exchange rate of $1 = RMB 6.40

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2011 and 2010 were $4.18 million and $0.66 million, respectively, representing the total amount of investment activities.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 and does not expect the adoption of ASU 2011-04 will have significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 and does not expect the adoption of ASU 2011-05 will have significant impact on its consolidated financial statements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chun Lu, and Chief Financial Officer, Mr. Yuhua Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Lu and Yang, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2011	TEC TECHNOLOGY, INC.

	By:	/s/ Chun Lu
Chun Lu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuhua Yang
Yuhua Yang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).