Form 10-K
period 2011-12-31
TEC Technology, Inc.
filed 2012-04-16
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]         No [  ]

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]             No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTCQB Marketplace) was approximately $17.4 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 30,181,552 shares of the registrant’s common stock outstanding as of April 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TEC TECHNOLOGY, INC.

Annual Report on Form 10-K
Fiscal Year Ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

On November 30, 2011, we dissolved our indirect, wholly owned PRC subsidiary, Shuncheng Taida Technology Co., Ltd.

Our Corporate Structure

All of our business operations are conducted through our Chinese operating subsidiaries, TEC Tower and ZTEC. The chart below presents our current corporate structure.

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

Our Raw Materials and Suppliers

The major raw materials for our tower products are angle iron, plate, steel beams, bolts and welding wire. We acquire our primary raw materials from a variety of sources. We have some long-term steel purchase contracts in order to reduce the negative effects of steel price fluctuation, but we also have some short-term contracts or make one-time purchases to take advantage of favorable pricing. Our primary suppliers are Zhejiang Shenghua Products Co., Ltd., Nanjing Fei Ke Steel Co., Limited, Nanjing Gang Feng Industrial Co., Limited and Tonglu Huayang Fasterner Co., Limited whose purchases accounted for approximately 27.4%, 11.59%, 10.16% and 8.76% of our cost of raw materials for the year ended December 31, 2011, respectively.

Our Customers and Marketing Efforts

Our direct customers typically are specialized construction companies which serve as a prime contractor and builder on transmission projects constructed for our ultimate end customers, electric utility companies and telecommunication service providers. We usually obtain our customers by succeeding in a competitive bidding process where subcontracts are awarded to companies, like us, which submit the most favorable bids on a transmission construction project. We have found that a successful bid is usually predicated on a variety of factors including pricing, terms of delivery, product design and quality, industry experience and reputation and time to delivery, among other factors.

During fiscal year 2011, our three largest customers were Electrical Interconnection SA ESP Columbia, Myanmar Economic Corporation, Burma, and Shanxi Jinneng Steel Structure Co., Ltd, whose purchases accounted for approximately 17.04%, 13.40% and 12.94% of our revenue for the year ended December 31, 2011, respectively. No other customer accounted for more than 10% of our total revenue in 2011.

The electric utility companies and telecommunication companies of China that use our tower products in their transmission facilities mainly include ZTE Corporation, the State Grid Corp of China, the China Southern Grid and Huawei Technologies Co. Ltd. Geographically, our major Chinese clients are mainly located in Shanxi Province, Gansu Province and the Inner Mongolia Autonomous Region in northern China, in Yunnan Province and Guizhou Province in southern China; and in Zhejiang Province in eastern China.

We have also made efforts in some overseas markets where our products have developed positive brand recognition. We believe that we are one of only a few PRC-based electric transmission tower companies selling products abroad. We mainly target three overseas markets, namely Asia Pacific, Africa and Latin America and established overseas sales offices in 25 countries. In Columbia and Burma, we currently partner with large contractors such as Huawei Technologies Co. Ltd. and ZTE Corporation to perform contracts in these markets, and in Africa, we have independently established sales centers to directly serve this market.

We generally seek to obtain certifications from main contractors in these overseas markets and then bid on their particular projects. We currently hold certifications from Huawei Technologies Co. Ltd., ZTE Corporation, Nokia Ericsson, and Reliance, which allow us to bid as subcontractors on their projects. The table below is a sampling of our overseas projects:

Region	Contract Details
Columbia

We entered into the Latin America market in 2011 and won a 8000 MT transmission tower bid from Interconexion Electrica S.A.E.S.P in Colombia. We plan to extend our sales network to other Latin America countries, such as Brail, Chile and Peru.

South and Southeast Asia

We supplied 10343 MT of 230KV transmission products to Burma for transmission projects, provided 110 nos. of telcom towers for GTL Limited in India and Nepal. We intend to conduct more direct sales in Southeast Asia in 2012.

Africa

We have performed on contracts for steel tower manufacturing and machining in Africa, won a transmission tower bid from Uganda Electricity Distribution Co. Ltd. in Uganda, cooperated with Africa Cellular Towers LTD for sale to Cell C Limited in South Africa and Ghana. We have also supplied more than 7000 MT of tower equipment to ZTE Corporation for 2G/3G infrastructure development in Ethiopia, Ghana and Nigeria. We plan to extend our sales network to South Africa, Nigeria, Kenya and Ugandan.

When we successfully bid on a transmission project and secure a sub-contract for the purchase of our tower products, we are expected to promptly deliver to the prime contractor and/or end-customer, an acceptable tower design plan, as well as a supply and construction schedule, usually ranging from one to six months. During this time, we assemble and procure the raw materials that are needed in the tower manufacturing process from our raw material inventory and, occasionally, by special order from third party vendors. The steel used in our towers must be galvanized prior to the preparation of each piece for the tower parts so we usually outsource this process to specialized galvanization companies. Upon completing the components, we then test-assemble a percentage of the towers ordered. If the pieces connect according the specifications, we then load the components onto trucks or trains and ship them to the customer’s installation site. Through vertical integration of manufacturing process, we expect to enjoy competitive advantages from cost reduction in transportation and galvanization costs. We plan to expand our business to offer the installation and service of our towers with end users.

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

Our primary competition comes from domestic companies such as Meteno Communication Technologies, Qixing Tower and Nanjing Daji Towers. Meteno Communication Technologies works solely with wireless communication towers and Qixing Tower participates in the wireless communication market. Additional competition comes from large international companies such as Valmont Industries, Inc. (NYSE:VMI) that are both larger than us in terms of assets and sales volume and possess greater name recognition, assets, personnel, sales, and financial resources. However, these competitors generally have higher prices for their products, and most of them do not have distribution networks in China that are as developed as ours. Competitive price for high quality goods, short delivery time, after sales service and sound customer relationship are our competitive advantages over our competitors. We also held numerous certificates of supplier issued by national power companies in various countries.

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

Research and Development

Our research and development activities focus on developing innovative tower products. As of December 31, 2011, we had 16 employees dedicated to research and development. We expect to engage in continuous research and development, to enhance our product and service offerings in our core areas. In addition, we plan to expand our research and development team to support our planned entry into the communication base station and electric system market. In 2011 and 2010, our research and development expenses were $0 and $0, respectively.

Intellectual Property

We currently hold exclusive licenses for five patents, three of which are licensed from Anhui University of Technology and Science and the other two from the Hangzhou Tianye Communication Equipment Co., Ltd. The table below summarizes our exclusive licenses:

Description	Licensor	Scope	Term
valve spring disassembly device	Anhui University of Technology and Science	Exclusive license for five (5) years granted June 17, 2009	10 years
mechanical lift	Anhui University of Technology and Science	Exclusive license for five (5) years granted June 17, 2009	10 years
U-shape bolt disassembly device	Anhui University of Technology and Science	Exclusive license for five (5) years granted May 27, 2009	10 years
main distribution frame test scheduling module	Hangzhou Tianye Communication Equipment Co., Ltd	Exclusive license for five (5) years granted April 2, 2008	10 years
security unit of main distribution frame	Hangzhou Tianye Communication Equipment Co., Ltd	Exclusive license for five (5) years granted December 6, 2008	10 years

We expect to renew our licenses as they expire. We also own our domain name, tectower.com, which has been registered since August 14, 2007.

In addition, TEC Towner owns the following technologies that are used in our operations:

  Instrumentation Mold for Corner Cutting Die
  Inner and External Shovel Molding Instrumentation
  Open & Close Co-angle molding Instrumentation
  Material Injection Tooling Instrumentation
  Double Punching & Stamping molding Instrumentation
  Matter and Procedure for Bending Device with Board Assembly System
  Angle Blending with Foddering between the molding Instrumentation
  Semi-Automatic Flat steel Blending Molding System
  Steel Channel Empty Capacity Molding System

Employees

As of December 31, 2011, we employed a total of 323 employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Sales and Marketing Department	33
Procurement Department	3
Technical and Research and Development Department	16
Management, Financial, and Administrative Office	44
Production and Quality Control	227
Total	323

Approximately 230 of our employees are located in our executive offices in Anhui, 5 employees are located in Shenzhen, 3 employees are located in Beijing, 67 employees are located in Zhejiang, and 18 employees are located in overseas.

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

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A “Risk Factors—Risks Related to Our Business—We have limited insurance coverage in China.”

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

Patents

The PRC Patent Law, adopted in 1984 and revised in 1992, 2000 and 2008, respectively, and the Implementing Rules of the PRC Patent Law, promulgated by the State Council in 2001 and revised in 2002 and 2010 respectively, govern and protect the proprietary rights to registered patents. The State Intellectual Property Office, or SIPO, handles patent registration and grants a term of twenty years to inventions and a term of ten years to utility models and designs. The protection to patent rights may be terminated before expiry of the term granted as a result of the failure of the registrant to pay the annual registration fee accordingly. Patent license agreements and transfer agreements must be filed with the SIPO for record.

Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have received the necessary land use right certificates for the properties described under Item 2 “Properties.”

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire. Since January 2010, TEC Tower has qualified as a government recognized High-and New-Technology Enterprise and was subject to a reduced EIT rate of 15% for 2011.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As TEC HK is a Hong Kong company and owns 100% of TEC Tower and STT, under the aforesaid arrangement, any dividends that such entities pay TEC HK may be subject to a withholding tax at the rate of 5%. However, if TEC HK is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to TEC HK will have a significant impact on the amount of dividends to be received by the Company and ultimately by stockholders.

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

Circular 75

On November 1, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75, which regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the SPVs, including, without limitation, establishing FIEs and using such foreign-invested enterprises to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the SPVs which have completed “round-trip investment” before the implementation of Circular 75 shall register their ownership interests or control in such SPVs with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the SPV, such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant FIEs, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Employee Stock Option Plans or Incentive Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures on Individual Foreign Exchange, or the Individual Foreign Exchange Regulations, setting forth the requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under the current account and the capital account. In January 2007, SAFE issued the implementation rules for the Individual Foreign Exchange Regulations which, among other things, specified the approval and registration requirement for certain capital account transactions such as a PRC citizen’s participation in employee share ownership and share option plans of overseas listed companies.

Pursuant to the implementation rules of Circular 75 issued by the SAFE on May 29, 2007, employee share ownership plans of SPVs and employee share option plans of SPVs must be filed with the SAFE while applying for the registration for the establishment of the SPVs. After employees exercise their options, they must apply for an amendment to the registration for the SPV with the SAFE.

On March 28, 2007, SAFE promulgated the Operating Procedures on Administration of Foreign Exchange for PRC Individuals’ Participation in Employee Share Ownership Plans and Employee Share Option Plans of Overseas Listed Companies, or the Share Option Rules. Under the Share Option Rules, PRC citizens who are granted incentive stock or stock options by an overseas-listed company according to its employee stock option or stock incentive plan are required to entrust their employers (including the overseas listed companies and the subsidiaries or branch offices of such offshore listed companies in China), or engage other qualified PRC agents, to register with SAFE and complete certain other procedures related to the stock option or stock incentive plan. Foreign exchange income from the sale of stock or dividends distributed by the overseas-listed company must be remitted into China. In addition, the overseas-listed company or its PRC subsidiary or any other qualified PRC agent is required to appoint an asset manager or administrator and a custodian bank, and open foreign currency accounts to handle transactions relating to the stock option or stock incentive plan. As of the date of this report, we have not granted any incentive stock or stock options to our PRC citizen employees, however, if we do so in the future, our PRC citizen employees who are granted restricted stock or stock options will be subject to these rules upon the listing and trading of our common stock.

Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. According to the M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the M&A Rule, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On May 4, 2010, our Chairman and CEO, Mr. Chun Lu, entered into an option agreement with Mr. Hua Peng Phillip Wong, pursuant to which Mr. Lu was granted an option to acquire 17,797,372 shares our common stock currently owned by Mr. Wong for an exercise price of $1,000,000. Mr. Lu may exercise this option, in whole but not in part, during the period commencing on the 365th day following of the date of the option agreement and ending on the second anniversary of the date thereof. After Mr. Lu exercises this option, he will be our controlling stockholder. His acquisition of our equity interest, or the Acquisition, is required to be registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. Mr. Lu will also be required to make filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of TEC HK constitutes a Round-trip Investment without MOFCOM approval,” the PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of TEC HK are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions Mr. Lu will become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition of TEC HK and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our commercial short term bank loans totaled $20.3 million as of December 31, 2011. While our current bank loan agreements do not contain any specific credit agreement covenants, there can be no assurance that we will generate sufficient earnings and cash flow to repay our bank loans when they mature. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

Our business and operations will suffer if prime contractors or end- customers prove to be not creditworthy.

In our industry, companies such as ours that are subcontractors on large transmission construction projects are often subject to the terms of a prime contract, including payment terms. We sometimes do not receive full payment on a project until the prime contractor is paid by the end-customer. Consequently, we extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. In order to reduce collection risks, we have turned down some opportunities that we believed carried unfavorable payment terms. Our customers are primarily large enterprises with strong recurring cash flow. We believe that we will be able to collect current amounts due from our customers.

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

China’s electric transmission and wireless communication industries are large and established, though rapidly evolving. Our primary competition comes from domestic companies such as Meteno Communication Technologies, Qixing Tower, and Nanjing Daji Towers. Additional competition comes from large international companies such as Valmont Industries, Inc. (NYSE:VMI). Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

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

We recognize an export tax refund as an asset for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the whether tax refund assets are realizable, management makes certain assumptions about whether the tax refunds assets will be realized. We expect the tax refund assets currently recorded to be fully realizable, however there can be no assurance that changes in government policies could lead to uncertainties in the future.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Most of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

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

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

The majority of our sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by SAFE and effective as of August 29, 2008, or Circular 142, regulates the conversion by FIEs of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—Regulation—Circular 75” for a detailed discussion of Circular 75 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of TEC HK constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the M&A Rule, which regulates “Round-trip Investments,” defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). See Item 1 “Business— Regulation—Mergers and Acquisitions” for a detailed discussion of the M&A Rule.

The PRC regulatory authorities may take the view that Mr. Chun Lu’s acquisition of our equity interest (following exercise of his option), or the Acquisition, and the reverse acquisition of TEC HK are part of an overall series of arrangements which constitute a Round-trip Investment because at the end of these transactions, Mr. Lu will become the majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the M&A Rule, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries, but we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. See Item 1 “Business—Regulation—Taxation” for a detailed discussion of the EIT Law.

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 5% or 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% or 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our stock.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB Market which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB Market maintained by OTC Markets Group Inc.. The OTCQB Market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTCQB Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

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

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

We have the following PRC land use rights to three parcels of land located at Xinqiao Industrial Park, Jingde County, Anhui Province, PRC:

Land Certificate No.	Area (M2)	Usage	Construction Area (M2)	Expiration Date
Jing Guo Yong (2006) No. 0141	44,038	Industrial	11,543.18	April 27, 2056
Jing Guo Yong (2008) No. 0536	66,696	Industrial	Under construction	December 29, 2058
Jing Guo Yong (2008) No. 0537	66,677	Industrial	Under construction	December 29, 2058

In 2011, we acquired the following land use rights to a parcel located at Song XiCun, XinDen County, FuYang City, Hangzhou, Zhejiang Province, PRC. We have built a facility for tower production and zinc galvanizing and the facility commenced operations in March 2012.

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

We also use approximately 1,290 square feet of office space, for our Shenzhen Branch Office, leased for and on behalf of the Company by Mr. Huang Liang, Shenzhen Branch Representative, pursuant to a lease agreement, dated August 12, 2010. Under the lease agreement, Mr. Huang is obligated to pay a monthly sum of RMB 18,254 (approximately $2,820), which the Company reimburses to him. The original expiration date of the lease agreement is August 19, 2011 and no new lease agreement was signed. The lease agreement is currently extended automatically until a verbal notice of termination from either party. We intend to renew the lease at that time in TEC Tower’s name. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

We also use approximately 15,000 square feet of office space, for our Beijing Branch Office, leased for and on behalf of the Company by Ms. Liu Hong Ying, Beijing Branch Representative, pursuant to a lease agreement, dated December 9, 2010, between Ms. Liu and Mr. Han Yu. Under the lease agreement, Ms. Liu is obligated to pay a monthly sum of RMB 5,500 approximately $850), which the Company reimburses to her. The original expiration date of the lease agreement is December 9, 2011 and no new lease agreement was signed. The lease agreement is currently extended automatically until a verbal notice of termination from either party. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

We also leased approximately 960 square feet of office space for our Zhejiang Corporate Human Resource and Training Center, pursuant to a lease agreement, dated April 5, 2011 with China Rail Five Bureau. Under the lease agreement, we are obligated to pay an annual rent of RMB 500,000 (approximately $77,250) for the year 2011, RMB 550,000 (approximately $84,975) for the year 2012 and RMB 605,000 (approximately $93,472) for the year 2013. The lease agreement expires on April 5, 2014 and we have the option to renew the lease three months prior to the expiration date. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “HGHN” on the OTCQB Marketplace maintained by Pink OTC Markets Inc.

The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$2.25	$1.51
2nd Quarter	2.55	2.11
3rd Quarter	N/A	N/A
4th Quarter	1.50	1.25

Year Ended December 31, 2010
1st Quarter	1.10	0.30
2nd Quarter	6.00	1.10
3rd Quarter	10.00	3.00
4th Quarter	10.00	2.00
______________________
(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of April 12, 2012, there were approximately 180 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the 2011 fiscal year .

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

Our headquarters are located in Anhui Province in southeastern China and our international sales network is primarily operated from our branch offices in the Shenzhen Special Economic Zone and Beijing and our senior and middle management training centre is established in Zhejiang Province in southeastern China.

Financial Performance Highlights

The following summarizes certain key financial information for the year ended December 31, 2011.

  Revenues: Our revenues were $32.9 million for the year ended December 31, 2011, a increase of $0.7 million, or 2.2%, from $32.2 million for the year ended December 31, 2010.

  Gross profit and margin: Gross profit was $8.6 million for the year ended December 31, 2011 as compared to $10.7 million for the year ended December 31, 2010. Gross margin was 26.0% and 33.2% for the years ended December 31, 2011 and 2010.

  Net income: Net income was $2.7 million for the year ended December 31, 2011, a decrease of $3.0 million, or approximately 52.63%, from $5.7 million for the year ended December 31, 2010.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.09 for the year ended December 31, 2011, as compared to approximately $0.22 for the year ended December 31, 2010.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese economy. We operate our manufacturing facilities in China and derive a majority of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. Despite the global economic turmoil which resulted in a slowing of its growth rate, China experienced significant economic growth in recent years. China appears to be emerging from the economic slowdown and is expected to experience continued growth in all areas of investment and consumption

  Product development and brand recognition. We believe that in order to compete effectively in our market, we need to constantly improve the quality of our products and deliver new products with innovative features. As such, we face the challenge of expanding our research and development capacity. We need to maintain a strong and sufficient research and development team and identify the right directions for our research and development. We also face the long-term challenge of developing our brand recognition. We plan to focus on building a reputation for quality and excellent customer service within our industry instead of advertising. We believe that our sales and service team is key in developing the company’s brand recognition and value.

  Growth of transmission projects. Sales of our tower products depend on the continued private and governmental investment in transmission projects both in China and in emerging overseas markets. Growth in the domestic market relies primarily on China’s continued investment in the electric transmission industry in accordance with its 12th 5-Year Plan. So far, China has invested over $100 billion in electric transmission infrastructure and we believe approximately 25% of which was spent on towers and related products and services. We expect this investment to continue for the next 5-7 years. China’s wireless communications market has also grown considerably in the past decade, with an estimated 800 million mobile phone users in China as of December 31, 2011. Continued growth in the wireless communications market will depend on the success of planned service provider infrastructure investment of over $60 billion in the next five years, with the bulk of this amount expected to be allocated to tower and base station development. Continued growth in transmission projects in the developing overseas electric transmission and wireless communication markets will similarly depend on continued investments in these overseas markets. We believe that if planned investments in electric and wireless communications projects in China and abroad continue to be implemented, we will realize increased opportunities to sell our tower products and planned maintenance services.

Taxation

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

TEC HK was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as TEC HK had no taxable income.

Under the EIT Law, ZTEC is subject to an EIT rate of 25.0% . Since January 2010, TEC Tower has qualified as a government recognized High- and New-Technology Enterprise and has since been enjoying a reduced EIT rate of 15%. See Item 1 “Business—Regulation—Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our revenues.

	Year Ended December 31, 2011			Year Ended December 31, 2010
		Percentage			Percentage
	Dollars	of Revenues		Dollars	of Revenues
Revenues	$32,898,649	100.0%		$32,241,333	100.0%
Cost of goods sold	24,342,639	73.99%		21,548,571	66.8%
Gross profit	8,556,010	26.0%		10,692,762	33.2%
Selling and marketing expenses	(2,116,071)	6.4%		1,393,886	4.3%
General and administrative expenses	(2,469,519)	7.5%		1,845,865	5.6%
Net income from operations	3,970,420	12.1%		7,453,011	23.3%
Other income (expenses)
Government grant	219,544	0.7%		190,758	0.6%
Other income	26,957	0.0%		15,469	0.0%
Interest expense	(1,251,045)	(3.8%	)	(896,464)	(2.8)%
Net other income (expenses)	(1,004,544)	(3.1%	)	(690,237)	(2.2)%
Net income before provision for income taxes	2,965,876	9.0%		6,762,774	21.1%
Provision for income taxes	(483,052)	(1.5)%		(1,023,711)	(3.1)%
Net income	2,482,824	7.5%		5,739,063	18.0%
Foreign currency translation gain	545,776	1.7%		355,141	1.2%
Comprehensive income	$3,028,600	5.80%		$6,094,204	19.2%

Revenues. Our revenues are mainly generated from sales of our tower products. Our revenues increased by $0.7 million, or 0.02%, to $32.9 million for the year ended December 31, 2011 from $32.2 million for the year ended December 31, 2010. The slight increase of our reviews was mainly attributable to the increased selling prices of our products. Even though our sales volume decreased by 1,536 tons or 0.05% to 28,280 tons in 2011 from 29,816 tons in 2010 as a result of change in our marketing strategy to focus on higher margin overseas sales and deemphasize sales of comparatively lower margin products, our average selling price increased by $150/ton to $1,151.9/ton in 2011 from $1,001.9/ton in 2010 to offset the price inflation of operating costs including wages cost, energy cost, transportation and steel price fluctuation. In 2011, approximately 74.5% of our revenues were generated from sales to customers in the energy industry and approximately 24.5% were generated from sales to customers in the communication industry. As we emphasized overseas sales efforts, revenues generated from sales of energy transmission towers increased approximately 35.1% while sales of communications towers decreased approximately 31.2% as compared to 2010, respectively.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold increased by $2.8 million, or 13.0%, to $24.3 million for the year ended December 31, 2011, from $21.5 million for the year ended December 31, 2010. The increase in cost of goods sold was mainly due to the significant increase in per ton price of steel and galvanization cost per ton in year 2011. As a percentage of revenues, our cost of goods sold increased to 74.0% in 2011 from 66.8% in 2010 as our revenues in 2011 increased only by 0.02% . According to Shanghai Nonferrous Metals Net, in 2011 the price of our major raw material, steel, fluctuated in the range from $554 per ton to $760 per ton as follows:

We are closely monitoring our pricing policy in an effort to reduce the risk of inflation and fluctuations of raw material prices.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit decreased by $2.1 million, or 20%, to $8.6 million for the year ended December 31, 2011, from $10.7 million for the year ended December 31, 2010. The decrease was mainly due to the decrease of sales revenues in 2011 as accompanied by the increase of cost of goods sold. As a result, our gross profit as a percentage of revenues (gross margin) decreased to 26.0% in 2011 as compared to 33.2% in 2010.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses increased by $0.7 million, or 51.8%, to $2.1 million for the year ended December 31, 2011, from $1.4 million for the year ended December 31, 2010. Such increase was mainly attributable to the increased shipping costs of our overseas sales.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $0.7 million, or 33.8%, to $2.5 million for the year ended December 31, 2011, from $1.8 million for the year ended December 31, 2010. Such increase was primarily attributable to increased labor costs and bad and doubtful debts allowance of $0.04 million and allowance for obsolete inventory of $0.2 million.

Government grant. Government grants are financial incentives offered by the local government to conduct business in certain areas. Our government income was approximately $0.22 million for the year ended December 31, 2011, as compared to approximately $0.19 million for the year ended December 31, 2010. Government grant for 2011 includes $211,047 as investment incentive for investing in Jinde County, Anhui Province and $8,497 as government subsidies. Government grant for 2010 consisted of $164,182 as investment incentive for investing in Jinde County, Anhui Province, $10,325 as government subsidies, and $16,225 as research allowance. No present or future obligation arises from the receipt of such government grants.

Interest expense. Interest expense increased by $0.4 million, or 39.5%, to $1.3 million for the year ended December 31, 2011, from $0.9 million for the year ended December 31, 2010. Such increase was mainly due to the increase in our outstanding short term loans and annual interest rates.

Income before income taxes. Our income before income taxes decreased by $3.8 million, or 55.9%, to $3.0 million for the year ended December 31, 2011, from $6.8 million for the year ended December 31, 2010, as a result of the factors described above.

Provision for income taxes. Our income tax provisions decreased by $0.5 million, or 52.8%, to $0.5 million for the year ended December 31, 2011, from $1.0 million for the year ended December 31, 2010, mainly due to the decrease in taxable income in 2011.

Net income. We generated a net income of $2.5 million for the year ended December 31, 2011, a decrease of $3.2 million, or 56.7%, from $5.7 million for the year ended December 31, 2010, as a cumulative effect of all factors discussed above.

Liquidity and Capital Resources

During the years ended December 31, 2011 and 2010, we entered into factoring agreements with three banks to factor some of the accounts receivable of the Company. These receivables are factored to the bank “with recourse”, which means that we have pledged these receivable as collateral for the banks to advance funds to the Company under a line of credit arrangement. As of December 31, 2011, accounts receivable in an amount of $6,603,143 was factored to the Industrial and Commercial Bank to secure banking loan facilities. We continue to carry the receivables on our balance sheet as we did not satisfy the sale criteria of ASC 860-10-40-5. We have effective control over factored portion of accounts receivable.

As of December 31, 2011, we had cash and cash equivalents of $2.6 million and restricted cash of $0.02 million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Year Ended December 31,
	2011	2010
Net cash (used in) provided by operating activities	$(3,585,968)	$3,009,003
Net cash used in investing activities	(5,479,702)	(1,079,323)
Net cash provided by (used in) financing activities	8,794,632	(189,204)
Effects of exchange rate change in cash	343,784	621,307
Net increase in cash and cash equivalents	72,746	2,361,783
Cash and cash equivalents at beginning of the year	2,526,710	164,927
Cash and cash equivalents at end of the year	2,559,456	2,526,710

Operating Activities

Net cash used in operating activities was $3.6 million for the year ended December 31, 2011, as compared to $3.0 million net cash provided by operating activities for the year ended December 31, 2010. The increase in net cash used in operating activities was primarily attributable to the cash outflow associated with decreased accounts payables and decreased net income in 2011. Due to the tightening lending policies in China, some of our suppliers required shorter payment terms and as a result, our accounts payables decreased by approximately $1.7 million in 2011.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $5.5 million, as compared to $1.1 million for the year ended December 31, 2010. During 2011, we invested approximately $2.5 million when making an installment payment for land use right and approximately $3.0 million for construction of our Zhejiang facilities and Anhui administration office, and the upgrade of production facilities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $8.8 million, as compared to $0.2 million net cash used in financing activities for the year ended December 31, 2010. The increase in net cash provided by financing activities was mainly attributable to increased net short term borrowings in 2011.

Loan Commitments

As of December 31, 2011, we did not have any long-term loans. Our short-term bank loans, totaling $20.33 million, were as follows:

	Amount	Interest
Bank	(in millions)*	Rate	Maturity Date	Duration
Industrial and Commercial Bank, Longshou Branch	$0.31	6.06%	March 22, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	1.10	6.71%	March 15, 2012	6 months
Industrial and Commercial Bank, Longshou Branch	0.31	6.67%	March 21, 2012	12 months
Industrial and Commercial Bank, Longshou Branch	0.94	6.67%	March 23, 2012	12 months
Huishang Bank, Xuancheng Branch	2.04	7.88%	February 25, 2012	12 months
Huishang Bank, Xuancheng Branch	4.71	6.84%	April 11, 2012	12 months
Huishang Bank, Xuancheng Branch	1.10	7.11%	August 5, 2012	12 months
China Merchants Bank, Hefei Branch	2.36	7.32%	February 10, 2012	5 months
China Construction Bank, Jingde Branch	2.00	5.85%	May 21, 2012	6 months
China Construction Bank, Jingde Branch	0.75	6.10%	July 31, 2012	6 months
The Export Import Bank of China, Anhui Province	4.71	4.76%	December 16, 2012	12 months
TOTAL	20.33

* Calculated based on the exchange rate of $1 = RMB 6.36

We maintain a RMB 50,000,000 (approximately $7.85 million) revolving line of credit with Huishang Bank, Sub-branch of Xuancheng Branch. This line of credit is secured by TEC Tower’s land use rights in Zhejiang, our restricted cash and third party’s guarantee. We have utilized RMB 50,000,000 (approximately $7.85 million) of the line of credit as of the date of this report.

We maintain a RMB 15,000,000 (approximately $2.36 million) revolving line of credit with China Merchant Bank, Hefei Branch. This line of credit is secured by our restricted cash and third party’s guarantee. We have utilized RMB 15,000,000 (approximately $2.36 million) of the line of credit as of the date of this report.

We maintain a RMB 30,000,000 (approximately $4.71 million) line of credit with Bank of Import and Export of China, Anhui Province. This line of credit is secured by third party’ guarantee. We have utilized RMB 30,000,000 (approximately $4.71 million) of the line of credit as of the date of this report.

We also maintain a RMB 17,440,000,000 (approximately $2.75 million) revolving line of credit with China Construction Bank, Jindge Branch . This line of credit is secured by our restricted cash and accounts receivable. We have utilized RMB 17,440,000 (approximately $2.75 million) of the line of credit as of the date of this report.

The above loan agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default without specific financial covenants. We believe we are in material compliance with the terms of these loan agreements.

Capital Expenditures

Our capital expenditures for the years ended December 31, 2011 and 2010 were $5.5 million and $1.1 million, respectively, representing the total amount of investment activities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

For accounting purposes, the combination of the company and TECT was accounted for as a reverse merger with ATEC as the accounting acquirer and TEC US and TECT as the accounting acquiree and the acquisition of ZTEC and STT was accounted for under the acquisition method with TECT as the immediate parent corporation of both companies for legal purposes and the Company as the ultimate parent corporation. Accordingly the Company’s financial statements have been prepared on a consolidated basis for the periods presented and the consolidated balance sheets, consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows were presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquired party from the date of share exchange transaction. STT was dissolved on November 30, 2011.

TEC US, TECT, ATEC, and ZTEC are hereafter collectively referred to as the Company.

USE OF ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

ECONOMIC AND POLITICAL RISK

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

Government grants represent local authority grants to the company for infrastructure development and the revenue is recognized on cash basis when the local authority approves the grant to the company. The Company recognize government grants when (i) the company have meet all criteria pursuant to the terms of the policies and terms of the grant that are established by the local government; (ii) the company receive notification from the local government that we have satisfied all of the requirements to receive the government grants; (iii) and received by the Company.

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

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is United States Dollars ($). The functional currency of the Company is United States Dollars ($) and the functional currency of its subsidiaries ATEC, ZTEC, and TECT is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated of at historical exchange rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Foreign currency translation gain included in accumulated other comprehensive income amounted to $1,179,599 as of December 31, 2011 and $683,041 as of December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2011 and December 31, 2010 were translated at RMB6.36 to $1.00 and RMB6.61 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2011 and December 31, 2010 were RMB6.47 to $1.00 and RMB6.78 to $1.00, respectively.

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

LAND USE RIGHTS

Land use rights represent acquisition of land use rights of industrial land from local government and are amortized on the straight line over their respective lease periods. The lease period of agriculture land is 50 year.

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

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2011 and December 31, 2010. Bad debts written off for the years ended December 31, 2011 and December 31, 2010 are $67,545 and $0, respectively and included in administrative expenses. The Company has recorded allowances for doubtful debts in the amount of $40,000 and $70,000, respectively for the years ended December 31, 2011 and December 31, 2010 and included in administrative expenses.

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2011 and December 31, 2010.

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

PRODUCT WARRANTIES

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides 0% of sales income for product warranties for the years ended December 31, 2011 and December 31, 2010 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $nil as of December 31, 2011 and December 31, 2010. The Company has not experienced any warranty losses in the past.

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

For the years ended December 31, 2011 and December 31, 2010, basic and diluted earnings per share amount to $0.09 and $0.22, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2011 or December 31, 2010.

STOCK-BASED COMPENSATION

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

Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (ASU”) No, 2011-01, Receivables Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of these requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a significant impact on its consolidated financial statements.

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

In July 2011, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the management concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, our management concluded that our internal controls over financial reporting as of December 31, 2011 were not effective due to the following material weakness:

  Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, our ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

  Our current accounting staff is relatively inexperienced with respect to U.S. GAAP and needs substantial training to meet the higher demands of being a U.S. public company.

We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, we plan to establish an audit committee and appoint qualified committee members to strength our internal control over financial reporting.

Management is committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. Our management does not believe that the material weakness in our internal control over financial reporting had caused our financial statements for the year ended December 31, 2011 to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Chun Lu	39	Chairman, Chief Executive Officer and President
Peter Lim Boon-Lum	51	Chief Financial Officer
Jianming Wang	37	Chief Operating Officer
Baojia He	61	Chief Technology Officer
Xiaoxiang Liu	43	Director
Wei Zhang	44	Director

Mr. Chun Lu. Mr. Lu has been our Chairman since May 2010 and has served as the President of TEC Tower since its inception in 2006. Prior to joining us, Mr. Lu was the general manager at Hangzhou Tianye Communication Equipment Co. from January 2002 to March 2006. Mr. Lu holds a bachelor’s degree from Zhejiang Industrial and Commerce University in International Trade. Mr. Lu has not held any other public company directorships during the past five years.

Dr. Peter Lim Boon-Lum. Dr. Lim has served as our Chief Financial Officer since April 10, 2012. Prior to that, Dr. Lim was our Vice President for Investment Relations since January 2011. Prior to joining us, Dr. Lim worked as the CEO and Technical Director of AEI PTE LTD and AEI Group of Company since January 2010. Since July 2006, Dr. Lim also worked as an executive officer and board member for various companies, including Layer 1 PTE LTD, Dorado-Network PTE LTD and Equine Technology SDN BHD. Dr Lim holds Ph.D, MEng and BEng(Hons) degrees from National University of Singapore (NUS), and is also a member of Singapore Institute of Management (SIM), IEEE and SCASST. Dr Lim is also a Green Mark Manager accredited by BCA Singapore.

Jianming Wang. Mr. Wang has served as our Chief Operating Officer since May 2010 and has served in the same capacity for TEC Tower since December 2009. Prior to joining us, Mr. Wang worked at Huawei, from 2001 through 2009, as Service Sales Director of Sub-Saharan Region, Service Director of MTN Key Accounts, and Director of Global Service Sales. Mr. Wang earned a Bachelor’s degree from Zhejiang University in Office Automation and an MBA from University of Pretoria.

Mr. Baojia He. Mr. He has served as our Chief Technology Officer since May 2010 and has served as the Vice President of Research and Development of TEC Tower since 2007. Prior to joining us, Mr. He served as the Vice President of Technology at Jiangsu Taihu Tower from March 2005 to April 2007.

Mr. Xiaoxiang Liu. Mr. Liu became a member of our Board of Directors in May 2010 and has served as the General Manager of TEC Tower since 2008 and TEC Tower's Chief Administrative Officer since May 4, 2010. Prior to joining us, Mr. Liu served as the president of Jingde County Branch of Industrial Commercial and Business Bank from August 2005 to December 2007, and as a customer manager at the same branch from July 2003 to August 2005. Mr. Liu holds a bachelor's degree in Economics from the Open University of China in 2004 and is a member of the Anhui Abacus Association. Mr. Liu has not held any other public company directorships during the past five years.

Mr. Wei Zhang. Mr. Zhang became a member of our Board of Directors in May 2010 and has provided consulting services to TEC Tower since its inception in 2006. Prior to joining us, Mr. Zhang worked from 2000 and 2009, as a service manager for the Beijing Chaowai Railway. Mr. Zhang holds a bachelor's degree in Business Administration from the Peking University. Mr. Zhang has not held any other public company directorships during the past five years.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company that offers tower products to end users in the electric transmission and wireless communications industry in China. Therefore, the Board believes that a diversity of professional experiences in tower construction and the electric transmission and wireless communications industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Chun Lu. Mr. Lu is the co-founder of TEC Tower and has served as the Chairman and Chief Executive Officer of TEC Tower since its inception. He contributes invaluable long-term knowledge of our business and operations and extensive experience in the communications and power equipment market

Xiaoxiang Liu. Mr. Liu has experience in finance and banking as head of a bank. He dolds a bachelor’s degree in Economics and is a member of the Anhui Abacus Association. His extensive experience in the industrial financial market and strong knowledge of the banking industry makes him a key member of our management staff and a valuable member of our Board.

Wei Zhang. Mr. Zhang contributes his extensive knowledge and hands-on experience in the power utility industry to the Board.

We believe that our Board would benefit from the services of an individual with knowledge of U.S. capital markets and U.S. accounting standards.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. In fiscal year 2011, all of such forms were timely filed.

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

Board Composition and Committees

The board of directors is currently composed of three members, Mr. Chun Lu, Mr. Xiaoxiang Liu and Mr. Wei Zhang. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

None of our directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chun Lu, Chairman and CEO (1)	2011	7,725	-	-	-	-	7,725
	2010	6,968	-	-	-	-	6,968

(1)

On May 4, 2010, we acquired TEC HK in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Lu became our Chief Executive Officer, effective immediately. Prior to the effective date of the reverse acquisition, Mr. Lu served in the same capacity with TEC Tower. The annual, long term and other compensation shown in this table include the amount Mr. Lu received from TEC Tower prior to the consummation of the reverse acquisition.

Employment Agreements

Our subsidiary, TEC Tower entered into an employment agreement with Mr. Chun Lu, our Chairman and Chief Executive Officer,. The employment agreement provides the amount of salary and establishes Mr. Lu’s eligibility to receive a bonus. Mr. Lu currently receives an annual salary of RMB 60,000 (approximately $9,274).

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Xinqiao Industrial Park, Jingde County, Anhui Province, 242600, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Chun Lu	Chairman and Chief Executive Officer	Common Stock	17,797,372(3)	58.97%
Peter Lim Boon-Lum	Chief Financial Officer	Common Stock	0	*
Jianming Wang	Chief Operating Officer	Common Stock	0	*
Baojia He	Chief Technology Officer	Common Stock	0	*
Xiaoxiang Liu	Director	Common Stock	0	*
Wei Zhang	Director		0	*
All officers and directors as a group (6 persons named above)		Common Stock	17,797,372	58.97%
5% Security Holders
Hua Peng Phillip Wong		Common Stock	17,797,372(3)	58.97%
AMTT Digital A Limited		Common Stock	4,130,000	13.68%
Jian Wu		Common Stock	4,130,000(4)	13.68%
Ying Liu		Common Stock	2,490,129	8.25%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 30,181,552 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 12, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

  We have borrowed money from time to time from Mr. Lu, our chief executive officer. Such borrowings do not bear interest, are unsecured and have no stated maturity date. As of December 31, 2011, we owed him $4,103,965 in connection with these borrowings.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$70,000	$55,000
Audit-Related Fees	-	16,000
Tax Fees	-	-
All Other Fees	-	8,300
TOTAL	$70,000	$79,300

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Madsen & Associates CPA’s, Inc. for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 16, 2012

TEC TECHNOLOGY, INC.

By:	/s/ Chun Lu
Chun Lu
Chief Executive Officer

By:	/s/ Peter Lim Boon-Lum
Peter Lim Boon-Lum
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun Lu	Chairman and Chief Executive Officer	April 16, 2012
Chun Lu	(Principal Executive Officer)

/s/ Peter Lim Boon-Lum	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2012
Peter Lim Boon-Lum

/s/ Xiaoxiang Liu	Director	April 16, 2012
Xiaoxiang Liu

/s/ Wei Zhang	Director	April 16, 2012
Wei Zhang

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS END DECEMBER 31, 2011 AND DECEMBER 31, 2010

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

Madsen & Associates CPAs, Inc.
684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TEC TECHNOLOGY, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of TEC Technology, Inc. and Subsidiaries (the Company) as of December 31, 2011 and December 31, 2010 and the consolidated statements of income and comprehensive income, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the years ended December 31, 2011 and December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2011 and December 31, 2010, and the consolidated results of its operations and cash flows for the years ended December 31, 2011 and December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
April 10, 2012

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,599,456	$2,526,710
Restricted cash	217,884	1,164,598
Accounts receivable, net of allowance for doubtful accounts	22,073,636	14,356,352
Inventory	4,103,140	5,235,074
Deposits and prepaid expenses	3,424,272	5,439,579
Other receivables	5,383,315	1,626,039
Taxes recoverable	39,020	2,389
Total current assets	37,840,723	30,350,741
Property and equipment
Property and equipment, net of accumulated depreciation	3,830,076	3,790,765
Land use rights, net of accumulated amortization	8,092,235	2,071,771
Construction in progress	3,442,799	473,355
	15,365,110	6,335,891
Total assets	$53,205,833	$36,686,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,572,945	$8,313,633
Other payables and accrued expenses	4,632,845	704,790
Due to related parties	4,103,965	2,789,568
Taxes payables	475,061	44,608
Customer deposits	763,520	80,331
Short term borrowings	20,335,024	12,938,582
	36,883,360	24,871,512
Commitments and contingencies	-	-
Stockholders’ equity
Preferred "B" stock: 10,000,000 authorized, none issued and outstanding $0.001 par value	$-	$-
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	30,182	30,182
Additional paid in capital	1,105,454	1,024,891
Retained earnings	12,559,830	10,077,006
Accumulated other comprehensive income	1,228,817	683,041
Total TEC Technology, Inc. and subsidiaries stockholders’ equity	14,924,283	11,815,120
Non-controlling interests	1,398,190	-
Total stockholders’ equity	16,322,473	11,815,120
Total liabilities and stockholders’ equity	$53,205,833	$36,686,632

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31 2011 AND DECEMBER 31, 2010

	2011	2010
Revenues	$32,898,649	$32,241,333
Cost of goods sold	24,342,639	21,548,571
Gross profit	8,556,010	10,692,762
Selling and marketing expenses	(2,116,071)	(1,393,886)
General and administrative expenses	(2,469,519)	(1,845,865)
Net income from operations	3,970,420	7,453,011
Other income (expenses)
Government grant	219,544	190,758
Other income	26,957	15,469
Interest expense	(1,251,045)	(896,464)
Net other income (expenses)	(1,004,544)	(690,237)
Net income before provision for income taxes	2,965,876	6,762,774
Provision for income taxes	(483,052)	(1,023,711)
Net income	2,482,824	5,739,063
Less: Net income attributable to the non-controlling interests	-	-
Net income attributable to the TEC Technology, Inc. and subsidiaries	2,482,824	5,739,063
Other comprehensive gain
Foreign currency translation gain	545,776	355,141
Comprehensive income	3,028,600	$6,094,204
Less: Other income attributable to the non-controlling interest	-	-
Comprehensive income attributable to the TEC Technology, Inc. and subsidiaries	$3,028,600	$6,094,204
Weighted average numbers of common shares
Basic	30,181,552	26,519,175
Diluted	30,181,552	26,519,175
Earnings per share
Basic	$0.08	$0.22
Diluted	$0.08	$0.22

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Preferred stock		Common stock				Accumulated
					Additional		other	Non-
	Par value : $0.001		Par value : $0.001		paid-in	Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	interests	Total
Balance as of January 1, 2010	-	-	19,194,421	$19,195	$849,278	$4,337,943	$327,900	$-	$5,534,316
Recapitalization - reverse merger acquisition of HGHN	-	-	10,987,131	10,987	(10,987)	-	-	-	-
Issuance of warrant	-	-	-	-	186,600	-	-	-	186,600
Net income for the year	-	-	-	-	-	5,739,063	-	-	5,739,063
Foreign currency translation gain	-	-	-	-	-	-	355,141	-	355,141
Balance as of December 31, 2010	-	-	30,181,552	30,182	1,024,891	10,077,006	683,041	-	11,815,120
Net income for the year	-	-	-	-	-	2,482,824	-	-	2,482,824
Issuance of warrant	-	-	-	-	62,200	-	-	-	62,200
Capital contributed by directors assuming debts of Company	-	-	-	-	18,363	-	-	-	18,363
Capital contribution from non-controlling interest to a subsidiary	-	-	-	-	-	-	-	1,398,190	1,398,190
Foreign currency translation gain	-	-	-	-	-	-	545,776	-	545,776
Balance as of December 31, 2011	-	-	30,181,552	$30,182	$1,105,454	12,559,830	$1,228,817	$1,398,190	$16,322,473

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31 2011 AND DECEMBER 31 2010

	2011	2010
Cash flows from operating activities
Net income for the year	$2,482,824	$5,739,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	356,292	266,127
Loss on disposal of property and equipment	540	-
Amortization of land use rights	44,504	42,494
Allowance for bad and doubtful debts	107,545	70,000
Stock based compensation	62,200	155,000
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	946,714	(1,164,598)
Decrease in inventory	1,131,934	1,831,713
Increase in deposits and prepaid expenses	(1,645,191)	(2,723,342)
Increase in accounts receivable	(7,894,829)	(5,634,510)
(Increase) decrease in other receivables	(3,757,276)	2,549,551
(Increase) decrease in taxes recoverable	(36,631)	2,500
Increase (decrease) in taxes payable	430,453	(1,262,307)
(Decrease) increase in accounts payable	(1,740,688)	3,301,409
Increase (decrease) in customer deposits	683,189	(33,536)
Increase/(decrease) in other payables and accrued expenses	3,928,055	(2,920,129)
Increase in due to related parties	1,314,397	2,789,568
Net cash (used in) provided by operating activities	(3,585,968)	3,009,003
Cash flows from investing activities
Disposal proceeds of property and equipment	5,408	-
Purchases of property and equipment	(258,180)	(605,968)
Payment for construction in progress	(2,969,444)	(473,355)
Purchases of land use rights	(2,257,486)	-
Net cash used in investing activities	(5,479,702)	(1,079,323)
Cash flows from financing activities
Capital contribution from non-controlling interest to a subsidiary	1,398,190	-
Proceeds from short term borrowings	20,335,024	3,327,280
Repayment of short term borrowings	(12,938,582)	(3,516,484)
Net cash provided by (used in) financing activities	8,794,632	(189,204)
Effects on exchange rate changes on cash	343,784	621,307
Increase in cash and cash equivalents	72,746	2,361,783
Cash and cash equivalents, beginning of year	2,526,710	164,927
Cash and cash equivalents, end of year	2,599,456	2,526,710
Supplementary disclosures of cash flow information:
Cash paid for interest	1,251,045	897,620
Cash paid for income taxes	376,205	2,196,414
Non cash transactions:
Issuance of warrant	62,200	186,600
Capital contributed by directors assuming debts of Company	18,363	-
Acquisition of land use rights from deposits and prepaid expenses	3,628,898	-

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

TEC Technology, Inc. (formerly known as Highland Ridge, Inc., Sea Green, Inc., Americom Networks Corp. and Americom Networks International, Inc.) was incorporated on July 22, 1988 in the State of Delaware, United States of America. (the “Company” or “TEC US”). On June 9, 2010, the Company changed its name from Highland Ridge, Inc. to TEC Technology, Inc.

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

STT was incorporated in the PRC on January 20, 2010. STT has not commenced operations and its main business will include engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers. As a result of the reverse acquisition of TECT, the Company entered into new businesses. STT deregistered on November 30, 2011. The Company is primarily engaged, through its indirect Chinese subsidiaries, in the design, production and sale of transmission towers and related products used in high voltage electric power transmission and wireless communications.

On December 5, 2011, the Company passed a resolution concerning a change of the Company’s domicile from Delaware to Nevada (the “Reincorporation”), to be accomplished by (i) incorporating a new wholly-owned subsidiary of the Company in Nevada to be named TEC Technology, Inc. (“TEC Nevada”) and (ii) merging the Company with and into TEC Nevada, with TEC Nevada, with TEC Nevada continuing as the surviving entity, pursuant to the terms set forth in an agreement and plan of merger to be entered between the Company and TEC Nevada (Plan of Merger).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of subsidiary	Place of incorporation	Date of incorporation	Percentage of interest	Principal activity

TEC Technology Limited	Hong Kong	November 24, 2009	100% directly	Investment holding
Anhui TEC Tower Co., Limited	People’s Republic of China	April 19, 2007	100% directly

Development, manufacturing and selling of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers, transmission cable towers, telecommunication equipment, scrap and technical consulting services

Zhejiang TEC Tower Co., Limited	People’s Republic of China	December 7, 2009	90% directly	The company has not commenced its business of development and manufacturing of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers
Shuncheng Taida Technology Co., Limited	People’s Republic of China	January 20, 2010	0% (2010:100%) directly

The company deregistered on November 30, 2010. The company has not commenced its business of engineering consultancy and design of mobile communication steel towers, microwave towers, angle steel towers, steel pipe towers and transmission cable towers

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

STT deregistered on November 30, 2011.

TEC US, TECT, ATEC, and ZTEC are hereafter collectively referred to as the Company.

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

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Government grants are is recognized upon (i) the Company having substantially accomplished what must be done pursuant to the terms of the policies and terms of the grant that are established by the local government ; and (ii) the Company receives notification from the local government that the Company has satisfied all of the requirements to receive the government grants; and (iii) the amounts are received.

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

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $1,568,865 and $755,840 for the years ended December 31, 2011 and December 31, 2010, respectively.

	2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $7,215 and $43,550 for the years ended December 31, 2011 and December 31, 2010, respectively.

	2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $0 and $0 as incurred for the years ended December 31, 2011 and December 31, 2010, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

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

The reporting currency of the Company is United States Dollars ($). The functional currency of the Company is United States Dollars ($) and the functional currency of its subsidiaries ATEC, ZTEC, and TECT is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated at historical exchange rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Foreign currency translation gain included in accumulated other comprehensive income amounted to $1,228,817 as of December 31, 2011 and $683,041 as of December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2011 and December 31, 2010 were translated at RMB6.36 to $1.00 and RMB6.61 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2011 and December 31, 2010 were RMB6.47 to $1.00 and RMB6.78 to $1.00, respectively.

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

In accordance with ASC Topic 360,”Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2011 and December 31, 2010. Bad debts written off for the years ended December 31, 2011 and December 31, 2010 are $67,545 and $0, respectively and included in administrative expenses. The Company has recorded allowances for doubtful debts in the amount of $40,000 and $70,000, respectively for the years ended December 31, 2011 and December 31, 2010 and included in administrative expenses.

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2011 and December 31, 2010.

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

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides 0% of sales income for product warranties for the years ended December 31, 2011 and December 31, 2010 in the warranty reserve to reflect estimated material and labor costs of maintenance for potential or actual product issues but for which the Company expects to incur an obligation. The product warranty reserve was $0 as of December 31, 2011 and December 31, 2010. The Company has not experienced any warranty losses in the past.

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

Cash includes demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash in these banks as of December 31, 2011 and December 31, 2010 amounted to $2,575,714 and $2,088,297, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2011	2010

Customer A	33.54%	-
Customer B	20.86%	24.15%
Customer C	17.06%	-
Customer D	12.03%	17.98%
Customer E	6.37%	-
Customer F	-	11.42%
Customer G	-	8.75%
Customer H	-	5.38%
	89.86%	67.68%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2011	2010

Customer A	25.73%	-
Customer B	20.21%	-
Customer C	19.19%	31.46%
Customer D	11.24%	-
Customer E	5.64%	16.73%
Customer F	-	12.57%
Customer G	-	9.89%
Customer H	-	7.82%
	82.01%	78.47%

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	EARNINGS PER SHARE

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

For the years ended December 31, 2011 and December 31, 2010, basic and diluted earnings per share amount to $0.08 and $0.22, respectively.

	2.27	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2011 or December 31, 2010, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2011 or December 31, 2010.

	2.28	STOCK-BASED COMPENSATION

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

3.	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued an Accounting Standard Update (ASU”) No, 2011-01, Receivables Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of these requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a significant impact on its consolidated financial statements.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In July 2011, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

No provision for income taxes in the United States has been made as the Company has no income taxable in the United States.

No Hong Kong corporate income tax has been provided in the financial statements, as TECT did not have any assessable profits for the years ended December 31, 2011 and December 31, 2010.

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

Provision for income tax of the company’s subsidiary ATEC is made at the unified EIT rate of 25% for the year ended December 31, 2010 but ATEC is entitled to a refund of 10% according to local preferential tax policy for manufacturing of high technology products for the three years from January 1, 2010 to December 31, 2013. Therefore, the provision for income tax of the company’s subsidiary ATEC is made at the local preferential EIT rate of 15% for the year ended December 31, 2011.

The company’s subsidiaries ZTEC and STT have not commenced their business; therefore no provision for income taxes has been made for the years ended December 31, 2011 and December 31, 2010.

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the year ended December 31, 2011:

2011
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)
Hong Kong profits tax	16.50
Offshore income not recognized in Hong Kong	(16.50)
China Enterprise income tax rate for high technology	15
15%

Provision for income taxes is as follows:
	2011	2010
Income tax
TEC US - US corporate tax	$-	$-
TECT - Hong Kong profits tax	-	-
ATEC - China EIT	483,052	1,023,711
ZTEC and STT - China EIT	-	-
Deferred tax	-	-
	$483,052	$1,023,711

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	2011	2010
Cash and bank balances	$2,599,456	$2,526,710

6.	RESTRICTED CASH

The Company’s restricted cash consists of bank time deposits in the bank as security deposits for the completion of certain projects of the company. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Restricted cash amounted to $217,884 and $1,164,598 as of December 31, 2011 and December 31, 2010, respectively.

7.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. The Company has recorded allowances for doubtful debts in the amount of $40,000 and $70,000, respectively for the years ended December 31, 2011 and December 31, 2010 and included in administrative expenses. As such, all accounts receivables are reflected as a current asset and allowance for doubtful debt has been recorded of $110,000 and $70,000 as of December 31, 2011 and December 31, 2010. Bad debts written off for the years ended December 31, 2011 and December 31, 2010 are $67,545 and $0, respectively and included in administrative expenses.

Aging of accounts receivable is as follows:

	2011	2010

within 3 months	$19,042,331	$13,658,262
over 3 months and within 6 months	2,495,223	356,438
over 6 months and within 1 year	536,082	341,652
over 1 year	-	-
	$22,073,636	$14,356,352

During the years ended December 31, 2011 and 2010, the Company entered into factoring agreements with three banks to factor some of the accounts receivable of the Company. These receivables are factored to the bank “with recourse”, which means that the company has pledged these factored receivable as collateral for the banks to advance funds to the Company under a line of credit arrangement. As of December 31, 2011, accounts receivable includes the amounts of $6,603,143 (2010: $3,151,959) that was factored to the Industrial and Commercial Bank, PRC for collection.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORY

	2011	2010
Raw materials	$2,000,478	$2,590,642
Work in progress	2,007,258	2,644,432
Consumables	95,404	-
	4,103,140	5,235,074

9.	DEPOSITS AND PREPAID EXPENSES

	2011	2010

Guarantee and utility deposits	$1,252,489	$828,170
Deposit for acquisition of land use rights	-	518,753
Land levelling, design fees and stamp duty prepaid expenses	-	3,110,145
Prepaid expenses	873,539	91,091
Advances to suppliers and services providers	1,245,406	874,436
Prepayment for purchase of property and equipment	27,964	2,269
Advances to logistic service providers	24,874	14,715
	$3,424,272	$5,439,579

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. ZTEC acquired land use rights for new land in the PRC and paid deposits for the acquisition of land use rights, ZTEC also prepaid land leveling, design fees and stamp duty fees. Advances to suppliers as service providers are down payments or deposits for inventory purchases and provision of services. The inventory and services are normally delivered and rendered within one to two months after the payments have been made.

10.	OTHER RECEIVABLES

	2011	2010

Due from employees	$1,803,342	$963,416
Due from third parties	3,572,672	661,156
Others	7,301	1,467
	$5,383,315	$1,626,039

Due from employees are the amounts advanced for business transactions on behalf of the company and will be reconciled on the completion of business transactions.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	TAXES RECOVERABLE

	2011	2010

VAT recoverable	$39,020	$2,389

12.	PROPERTY AND EQUIPMENT

	2011	2010

Buildings	$2,684,739	$2,584,596
Plant and machinery	1,518,712	1,351,729
Furniture, fixtures and office equipment	434,036	123,716
Motor vehicles	137,757	294,812
	4,775,244	4,354,853
Less: Accumulated depreciation	(945,168)	(564,088)
Net book value	$3,830,076	$3,790,765

Depreciation expense was $356,292 and $266,127 for the years ended December 31, 2011 and December 31, 2010, respectively.

13.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. The Company has acquired the land use rights to three parcels located at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total cost of these land use rights of ATEC was $2,112,867 and the land use rights will expire in 2056, 2058 and 2058 respectively. The Company has acquired the land use right to an additional parcel located at Songxi Village, Xindeng Town, Fuyang City, Hangzhou City, Zhejiang Province. The total cost of these land use rights of ZTEC was $5,886,384 and the land use right will expire in 2061.

	2011	2010

Cost	$8,248,098	$2,178,255
Less: Accumulated amortization	(155,863)	(106,484)
Net book value	$8,092,235	$2,071,771

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

Amortization expense was $44,504 and $42,494 for the years ended December 31, 2011 and December 31, 2010, respectively. .

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONSTRUCTION IN PROGRESS

	2011	2010

Construction of office building	$678,511	$473,355
Construction of workshop	2,764,288	-
	$3,442,799	$473,355

15.	OTHER PAYABLES AND ACCRUED EXPENSES

	2011	2010
Due to third parties	$3,394,045	$603,824
Due to employees	3,928	8,359
Due to sundry service providers	404,001	-
Guarantee deposits	309,487	-
Accruals	499,261	92,607
Others	22,123	-
	$4,632,845	$704,790

Due to third parties and employees are unsecured, interest free and without a fixed term of repayment and are for unspecific business purposes.

16.	DUE TO RELATED PARTIES

	2011	2010

Due to Chairman and his affiliates	$4,103,965	$2,789,568

Due to Chairman and his affiliates are unsecured, interest free and without a fixed term of repayment and are for unspecific business purposes.

17.	TAXES PAYABLE

	2011	2010
Enterprise income tax payable	$152,541	$42,557
VAT payable	321,267	-
Individual income tax payable	1,253	2,051
	$475,061	$44,608

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2011 and December 31, 2010, customer deposits amounted to $763,520 and $80,331, respectively.

19.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	Interest rate	Maturity date	2011		2010
Industrial and Commercial Bank, Longshou Branch, PRC	6.06% - 6.71%	From February 10, 2012 to March 23, 2012	$2,670,700	* ^	$3,864,182
China Merchant Bank, Heifei branch, PRC	7.32%	February 10, 2012	2,356,500	^	1,512,400
China Everbright Bank, Heifei branch, PRC	5.56%	November 22, 2011	-		4,537,200
Huishang Bank, Xuancheng branch, PRC	7.11% - 7.88%	From February 25, 2012 to August 5, 2012	7,855,000	* +	3,024,800
China Construction Bank, Jingde Country branch, PRC	5.85% - 6.10%	From May 21, 2012 to January 12, 2012	2,739,824	^	-
The Export Import Bank of China, Anhui Province, PRC	4.76%	December 16, 2012	4,713,000	+	-
			$20,335,024		$12,938,582

*	secured by land use rights
+	secured by third party’s guarantee
^	secured by restricted cash and accounts receivable

20.	COMMON STOCK

The Company has authorized Preferred “B” stock of 10,000,000 shares with a par value of $0.001. As of December 31, 2011 and December 31, 2010, the company has not issued any preferred shares.

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

As of December 31, 2011, and December 31, 2010, the Company has outstanding 30,181,552 issued common shares with a par value of $0.001 per share respectively.

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES

Total lease expenses for the years ended December 31, 2011 and December 31, 2010 was $122,397 and $22,309, respectively.

The future minimum lease payments as of December 31, 2011 were as follows:

2011

Year ended December 31, 2012	$86,405
Year ended December 31, 2013	95,046
$181,451

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of December 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

The Company has entered into two separate agreements that would require the Company to pay liquidated damages if the Company failed to perform under the agreements. The amounts of the potential damages are listed below:

	2011	2010

Liquidated damages for
- investment relation service with CCG	$90,000	$90,000

22.	STOCK OPTIONS & WARRANTS

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

The Company determines the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected option exercise behaviors. The Company calculated a stock based compensation of $93,800 and recognized $93,800 and $155,000 in stock based compensation expense for the years ended December 31, 2011 and December 31, 2010. As of December 31, 2011 and December 31, 2010, the prepaid compensation expense amount was $0 and $31,600, respectively.

The initial value of the warrants was determined using the Black-Scholes model using the following assumptions:

-	Expected volatility of 125%
-	Risk-free interest rate of 3%
-	Year to maturity of 5 years
-	Market price at issuance date of $3.50 per share
-	Strike price of $2.00

TEC TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	STOCK OPTIONS & WARRANTS (CONTINUED)

The value of the warrants was based on the Company’s common stock price of $3.50 on the date the warrants were issued. The warrants were valued at $248,800 when they vested in four equal installations on June 30, September 30, December 31 of 2010 and March 31, 2011.

	Number of shares
	entitled to purchase	Exercise Price	Expiration date
Issued on June 15, 2010	80,000	$2.00	June 15, 2015

Balance as of September 30, 2011	80,000	$2.00
Warrants exercised	-	2.00
Warrants expired	-	2.00
Total outstanding as of December 31, 2011	80,000	2.00	June 15, 2015

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the years ended December 31, 2011 and 2010 were $93,800 and $155,000, respectively.

23.	OBLIGATION UNDER MATERIAL CONTRACTS

CCG Investor Relations Partners LLC, CCG, an investor relations firm was issued a warrant to purchase up to 80,000 shares of the Company’s stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG’s right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant shall have a term of 5 years and expires on June 15, 2015 and contains $90,000 liquidated damages provision for breach of such exclusivity. As of December 31, 2011, CCG had not exercised the warrant and had not purchased any shares of the Company’s stock.

24.	PRODUCT LINE INFORMATION

The Company sells towers, which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all towers. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The Company considers itself to be operating within one reportable segment. The Company does not have long-lived assets located in foreign countries. The Company’s net revenue from external customers by main product lines is as follows:

	2011	2010

Domestic sales
Communication towers	$7,318,673	$9,539,546
Electricity supply towers	7,869,181	17,439,897
Telecommunication equipment	-	1,740,173
Scrap	48,285	587,276
	15,236,139	29,306,892
Export sales
Communication towers	738,171	2,176,167
Electricity supply towers	16,649,722	715,589
	17,387,893	2,891,756
Technical service income	274,617	42,685
	$32,898,649	$32,241,333

TEC TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTIES TRANSACTIONS

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

Mr. Chun Lu, CEO, Chairman and his affiliates

Included in due to related parties, due to Chairman and his affiliates is $4,103,965 and $2,789,568 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

F – 26

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated May 4, 2010, among the Company, TEC Technology Limited and its shareholders (incorporated by reference to Exhibit 2.2 of the current report on Form 8-K filed by the Company on May 10, 2010)

3.1	Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 of the annual report on Form 10-K filed by the Company on April 5, 2011)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s 10-Q filed on September 22, 2008)
10.1

Side Letter, dated May 4, 2010, among the Company, Wong Hua Peng Phillip and certain transferees (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.2

Stock Purchase Agreement, dated January 13, 2010, by and among the Company, Michael Anthony and the accredited investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010)

10.3

Repurchase Agreement, dated January 13, 2010, among the Company, Corporate Services International Profit Sharing and Century Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2010)

10.4

Equity Transfer Agreement, dated February 22, 2010, between Chun Lu and TEC Technology Limited (English Translation) (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.5

Procurement Contract, dated June 23, 2009, between Anhui TEC Tower Co. Ltd. and ZTE (Shenzhen) Kangxun Telecom Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.10 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.6

Technology Transfer (Patent Exploitation License) Contract (Valve Spring), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (English Translation) (incorporated by reference to Exhibit 10.11 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.7

Technology Transfer (Patent Exploitation License) Contract (Mechanical Lift), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (English Translation) (incorporated by reference to Exhibit 10.12 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.8

Technology Transfer (Patent Exploitation License) Contract (U-Shape Bolt), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Anhui University of Technology and Science (English Translation) (incorporated by reference to Exhibit 10.13 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.9

Technology Transfer (Patent Exploitation License) Contract (MDF Test Module), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Hangzhou Tianye Communication Equipment Co. Ltd. (English Translation) (incorporated by reference to Exhibit 10.14 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.10

Technology Transfer (Patent Exploitation License) Contract (MDF Security Unit), dated June 25, 2009, between Anhui TEC Tower Co. Ltd. and Hangzhou Tianye Communication Equipment Co. Ltd. (English Translation) (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.11

Loan Contract, dated February 8, 2010, between Anhui TEC Tower Co. Ltd. and Huishang Bank, Xuancheng Branch (English Translation) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.12

Loan Contract, dated November 23, 2009, between Anhui TEC Tower Co. Ltd. and China Everbright Bank (English Translation) (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by

Exhibit No.	Description
the Company on May 10, 2010)
10.13

Crediting Agreement, dated September 27, 2009, between Anhui TEC Tower Co. Ltd. and China Merchants Bank, Hefei Sipailou Branch (English Translation) (incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.14

Lease Agreement, dated August 31, 2009, between Mr. Chen and Mr. Jie Ding (English Translation) (incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.15

Labor Contract, dated January 1, 2010, between Anhui TEC Tower Co. Ltd. and Chun Lu (English Translation) (incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed by the Company on May 10, 2010)

10.16

Labor Contract, dated September 9, 2009, between Anhui TEC Tower Co. Ltd. and Debin Chen (English Translation) (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed by the Company on May 10, 2010)

14	Code of Ethics of the Company adopted on May 4, 2010 (incorporated by reference to Exhibit 14 of the current report on Form 8-K filed by the Company on May 10, 2010)
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith