Form 10-Q
period 2012-03-31
TEC Technology, Inc.
filed 2012-05-21
CIK 1101246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,181,552

TEC TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mine Safety Disclosures	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TEC TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Contents	Page(s)
Consolidated Balance Sheets	F-1
Consolidated Statements of Income and Comprehensive Income	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4-F-24

TEC TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$2,102,641	$2,599,456
Restricted cash	2,912,802	217,884
Accounts receivable, net of allowance for doubtful accounts	22,666,765	22,073,636
Inventory	6,632,636	4,103,140
Deposits and prepaid expenses	6,845,062	3,424,272
Other receivables	4,077,168	5,383,315
Taxes recoverable	462,421	39,020
Total current assets	45,699,495	37,840,723
Property and equipment
Property and equipment, net of accumulated depreciation	4,106,506	3,830,076
Land use rights, net of accumulated amortization	8,118,052	8,092,235
Construction in progress	4,486,267	3,442,799
	16,710,825	15,365,110
Total assets	$62,410,320	$53,205,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,007,334	$6,572,945
Other payables and accrued expenses	6,158,672	4,632,845
Due to related parties	6,479,303	4,103,965
Taxes payables	45,566	475,061
Customer deposits	369,538	763,520
Notes payable	5,612,550	-
Short term borrowings	18,450,270	20,335,024
	46,123,233	36,883,360
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock: 10,000,000 authorized, none issued and outstanding $0.001 par value
Common stock: 300,000,000 authorized $0.001 par value 30,181,552 shares issued and outstanding March 31, 2012 and December 31, 2011, respectively	30,182	30,182
Additional paid in capital	1,105,454	1,105,454
Retained earnings	12,412,110	12,559,830
Accumulated other comprehensive income	1,332,251	1,228,817
Total TEC Technology, Inc. and subsidiaries stockholders’ equity	14,879,997	14,924,283
Non-controlling interests	1,407,090	1,398,190
Total stockholders’ equity	16,287,087	16,322,473
Total liabilities and stockholders’ equity	$62,410,320	$53,205,833

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$4,371,043	$3,425,125
Cost of goods sold	3,520,528	2,415,828
Gross profit	850,515	1,009,297
Selling and marketing expenses	(235,990)	(207,807)
General and administrative expenses	(379,409)	(225,657)
Net income from operations	235,116	575,833
Other income (expenses)
Government grant	3,639	-
Other income	754	-
Interest expense	(378,172)	(245,913)
Net other income (expenses)	(373,779)	(245,913)
Net (loss) income before provision for income taxes	(138,663)	329,920
Provision for income taxes	(9,056)	(49,488)
Net (loss) income	(147,719)	280,432
Less: loss (income) attributable to the non-controlling interest	-	-
Net (loss) income attributable to the TEC Technology, Inc. and subsidiaries	(147,719)	280,432
Other comprehensive income (loss)
Foreign currency translation gain/ (loss)	112,334	82,086
Comprehensive (loss) income	(35,385)	362,518
Less: other comrehensive (income) attributable to the non-controlling interest	(8,900)	-
Comprehensive (loss)/income attributable to the TEC Technology, Inc. and subsidiaries	$(44,285)	$362,518
Weighted average numbers of common shares
Basic	30,181,552	30,181,552
Diluted	30,181,552	30,181,552
(Loss)/earnings per share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income for the period	$(147,719)	$280,432
Adjustments to reconcile net ( loss) income to net cash (used in) provided by operating activites:
Depreciation	98,015	79,619
Amortization of land use rights	25,709	10,932
Stock based compensation	-	27,086
Changes in operating assets and liabilities
(Increase)/decrease in restricted cash	(2,694,918)	997,479
(Increase) decrease in inventory	(2,529,496)	(287,824)
Increase in deposits and prepaid expenses	(3,420,790)	(1,034,252)
Increase in accounts receivable	(593,129)	(336,175)
Decrease (increase) in other receivables	1,306,147	(303,563)
(Increase) decrease in taxes recoverable	(423,401)	2,389
(Decrease) increase in taxes payable	(429,495)	139,064
Increase (decrease) in accounts payable	2,434,389	(695,015)
Decrease in customer deposits	(393,982)	(60,370)
Increase in other payables and accrued expenses	1,525,827	4,912,327
Net cash (used in) provided by operating activities	(5,242,843)	3,732,129
Cash flows from investing activities
Purchases of property and equipment	(350,224)	(91,561)
Payment for construction in progress	(1,043,468)	(133,132)
Purchases of land use rights	-	(2,152,912)
Net cash used in investing activities	(1,393,692)	(2,377,605)
Cash flows from financing activities
Proceeds from notes payable	5,612,550	-
Advances from related parties	2,375,338	-
Proceeds from short term borrowings	9,011,700	-
Repayment of short term borrowings	(11,032,868)	(1,080,620)
Net cash provided by (used in) financing activities	5,966,720	(1,080,620)

Effects on exchange rate changes on cash	173,000	141,295
(Decrease) increase in cash and cash equivalents	(496,815)	415,199
Cash and cash equivalents, beginning of period	2,599,456	2,526,710
Cash and cash equivalents, end of period	$2,102,641	$2,941,909
Supplementary disclosures of cash flow information:
Cash paid for interest	$378,172	$897,620
Cash paid for income taxes	$152,547	$2,196,414
Non cash transactions
Issuance of warrant	$-	$62,200
Acquisition of land use rights from deposits and prepaid expenses	$-	$3,628,868
Capital contributed by directors assuming debts of the Company	$-	$80,563

See accompanying notes of these consolidated financial statements

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ORGANIZATION

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

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Shipping and handling costs related to costs of goods sold are included in cost of sales and selling and marketing expenses which totaled $223,371 and $128,510 for the three months ended March 31, 2012 and 2011, respectively.

	2.8	ADVERTISING

Advertising costs are expensed as incurred and totaled $2,088 and $4,530 for the three months March 31, 2012 and 2011, respectively.

	2.9	RESEARCH AND DEVELOPMENT COSTS

Research and development costs include costs incurred to develop new products and are charged to operations when incurred. These costs totaled $0 as incurred for the three months ended March 31, 2012 and 2011, respectively. The costs for development of new products and substantial enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized.

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

The reporting currency of the Company is United States Dollars ($). The functional currency of the Company is United States Dollars ($) and the functional currency of its subsidiaries ATEC, ZTEC, and TECT is Chinese Renminbi (RMB).

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

Foreign currency translation gain included in accumulated other comprehensive income amounted to $1,332,351 as of March 31, 2012 and $1,228,817 as of December 31, 2011. The balance sheet amounts with the exception of equity at March 31, 2012 and December 31, 2011 were translated at RMB6.33 to $1.00 and RMB6.36 to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months years ended March 31, 2012 and 2011 were RMB6.32 to $1.00 and RMB6.59 to $1.00, respectively.

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

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

2.17	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360,”Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

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

Inventory consists primarily of raw materials, work in progress, and finished goods. Raw materials are stated at cost. Costs comprise direct materials and, where applicable direct labor costs and applicable overhead costs that have been incurred in bringing the inventory to its present location and condition. Finished goods are stated at the lower of cost (determined on first in first out method) and net realizable value.

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

The standard credit period of the Company’s most of clients is three months. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of March 31, 2012 and December 31, 2011.

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2012 and December 31, 2011.

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

Substantially all of the Company’s products are covered by a standard warranty of 1 to 2 years for products. In the event of a failure of products covered by this warranty, the Company must repair or replace the software or products or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company provides 0% of sales income for product warranties for the three months ended March 31, 2012 and 2011. The product warranty reserve was $0 as of March 31, 2012 and December 31, 2011.

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

Cash includes demand deposits in accounts maintained at banks within the People’s Republic of China. Total cash in these banks as of March 31, 2012 and December 31, 2011 amounted to $2,058,459 and $2,575,714, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. We perform ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011

Customer A	28.57%	15.74%
Customer B	23.55%	-
Customer C	17.74%	-
Customer D	13.30%	-
Customer E	9.50%	-
Customer F	-	62.30%
Customer G	-	20.00%
Customer H	-	0.91%
Customer I	-	0.80%
	92.66%	99.75%

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	March 31, 2012	December 31, 2011

Customer A	24.26%	20.21%
Customer B	18.91%	25.73%
Customer C	17.37%	19.19%
Customer D	7.43%	-
Customer E	6.66%	-
Customer F	-	11.24%
Customer G	-	5.64%
	74.63%	82.01%

2.27	(LOSS) EARNINGS PER SHARE

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

For the three months ended March 31, 2012 and 2011, basic and diluted (loss) earnings per share amount to $(0.01) and $0.01, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2012 or December 31, 2011, nor gains or losses are reported in the statement of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal periods ended March 31, 2012 or March 31, 2011.

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

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

4.	INCOME TAXES

No provision for income taxes in the United States has been made as the Company has no income taxable in the United States.

No Hong Kong corporate income tax has been provided in the financial statements, as TECT did not have any assessable profits for the three months ended March 31, 2012 and 2011.

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

Provision for income tax of the company’s subsidiary ATEC is made at the unified EIT rate of 25% for the three months ended March 31, 2012 and 2011 but ATEC is entitled to a refund of 10% according to local preferential tax policy for manufacturing of high technology products for the three years from January 1, 2010 to December 31, 2013. Therefore, the provision for income tax ofthe company’s subsidiary ATEC is made at the local preferential EIT rate of 15% for the three months ended March 31, 2012 and 2011.

The company’s subsidiaries ZTEC does not earn taxable income and STT have not commenced their business; therefore no provision for income taxes has been made for the three months ended March 31, 2012 and 2011.

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

The following table reconciles the U.S statutory rates to the company’s effective tax rate for the March 31, 2012: Provision for income taxes is as follows:

Three months ended
March 31, 2012
$
U.S. Statutory rates	34%
Foreign income not recognized in USA	(34)%
Hong Kong profits tax	16.50%
Offshore income not recognized in Hong Kong	(16.5)%
China Enterprise income taxe rate for high technology	15%
15%

Provision for income taxes is as follows:

	Three months ended	Three months ended
	March 21, 2012	March 21, 2011

Income tax
TECT US - US corporate tax	$-	$-
TECT - Hong Kong profits tax	-	-
ATEC - China EIT	9,056	49,488
ZTEC - China EIT	-	-
Deferred tax	-	-
	$9,056	$49,488

5.	CASH AND CASH EQUIVALENTS

	March 31,2012	December 31, 2011
	-	-
Cash and bank balances	$2,102,641	$2,599,456

6.	RESTRICTED CASH

The Company’s restricted cash consists of bank time deposits in the bank as security deposits for the completion of certain projects of the company. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Restricted cash amounted to $2,912,802 and $217,884 as of March 31, 2012 and December 31, 2011, respectively.

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are probable of collection within one year. As such, all trade receivables are reflected as a current asset and no additional allowance for doubtful debt has been recorded for the three months ended March 31, 2012. Bad debts written off for the three months ended March 31, 2012 and March 31, 2011 are $0.

Aging of accounts receivable is as follows:

	March 31, 2012	December 31, 2011

within 3 months	$20,490,669	$19,042,331
over 3 months and within 6 months	2,176,096	2,495,223
over 6 months and within 1 year	-	536,082
over 1 year	-	-
	$22,666,765	$22,073,636

During the three months March 31, 2012 and March 31, 2011, the Company entered into factoring agreements with three banks to factor some of the accounts receivable of the Company. These receivables are factored to the bank “with recourse”, which means that the company has pledged these factored receivable as collateral for the banks to advance funds to the Companyunder a line of credit arrangement. As of March 31, 2012 and December 31, 2011, accounts receivable includes the amounts of $1,248,139 (12.31.2011: $6,603,143) that was factored to China Construction Bank, PRC (12.31.2011: Industrial and Commercial Bank, PRC) for collection.

8.	INVENTORY

	March 31, 2012	December 31, 2011

Raw materials	$3,907,057	$2,000,478
Work in progress	2,725,579	2,007,258
Finished goods	-	95,404
	$6,632,636	$4,103,140

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	March 31, 2012	December 31, 2011

Guarantee and utility deposits	$1,454,299	$1,252,489
Advance to builders	2,646,362	-
Prepaid expenses	1,319,951	873,539
Advances to suppliers and services providers	875,750	1,245,406
Prepayment for purchase of property and equipment	21,979	27,964
Advances to logistic service providers	343,253	24,874
Others	183,468	-
	$6,845,062	$3,424,272

Guarantee deposits are provided to financial institutions in return for issuance of a corporate guarantee to financiers. Advances to suppliers are down payments or deposits for inventory purchases. The inventory and services are normally delivered and rendered within one to two months after the payments have been made.

10.	OTHER RECEIVABLES

	March 31, 2012	December 31, 2011

Due from employees	$2,921,757	$1,803,342
Due from third parties	1,155,411	3,572,672
Others	-	7,301
	$4,077,168	$5,383,315

Due from employees are the amounts advanced for business transactions on behalf of the company and will be reconciled on the completion of business transactions. Due from third parties are unsecured advances, interest free and have no fixed terms of repayment and are for specific business purposes.

11.	TAXES RECOVERABLE

	March 31, 2012	December 31, 2011

VAT recoverable	$462,419	$39,020
Individual income tax recoverable	2	-
	$462,421	$39,020

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

	March 31, 2012	December 31, 2011

Buildings	$2,701,829	$2,684,739
Plant and machinery	1,874,239	1,518,712
Furniture, fixtures and office equipment	420,897	434,036
Motor vehicles	158,679	137,757
	5,155,644	4,775,244
Less: Accumulated depreciation	(1,049,138)	(945,168)
Net book value	$4,106,506	$3,830,076

Depreciation expense was $98,015 and $79,619 for the three months ended March 31, 2012 and 2011, respectively.

13.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. The Company has leased three lots of land at Xinqiao Industrial Park, Jingde Country, Anhui Province. The total cost of these land use rights of ATEC was $2,112,867 and the leases expire in 2056, 2058, and 2058 respectively. The Company has leased additional lots of land at Songxi Village, Xindeng Town, Fuyang City, Hangzhou City, Zhejiang Province. The total cost of these land use rights of ZTEC was $5,886,384 and the leases expire in 2061.

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of land use rights located in an industrial park zone is 50 years.

	March 31, 2012	December 31, 2011

Cost	$8,300,600	$8,248,098
Less: Accumulated amortization	(182,548)	(155,863)
Net book value	$8,118,052	$8,092,235

Amortization expense was $25,709 and $10,932 for the three months ended March 31, 2012 and 2011, respectively.

14.	CONSTRUCTION IN PROGRESS

	March 31, 2012	December 31, 2011

Construction of office building	$732,299	$678,511
Construction of workshops	3,753,968	2,764,288
	$4,486,267	$3,442,799

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2012	December 31, 2011

Due to third parties	$5,625,588	$3,394,045
Due to employees	4,044	3,928
Due to sundry service providers	4,142	404,001
Guarantee deposits	145,452	309,487
Accrued expenses	379,446	499,261
Others	-	22,123
	$6,158,672	$4,632,845

Due to third parties and employees are unsecured, interest free and have no fixed term of repayment and are for unspecific business purpose.

16.	NOTES PAYABLE

Note payables are secured by a coporate guarantee from Hangzhou TianYe Communication Equipment Co., Limited controlled by Mr. Chun Lu's family and repayable within 6 months.

17.	DUE TO RELATED PARTIES

Due to related parties are unsecured, interest free and have no fixed term of repayment.

18.	TAXES PAYABLE

	March 31, 2012	December 31, 2011

Enterprise income tax payable	$9,050	$152,541
VAT payable	-	321,267
Individual income tax payable	691	1,253
Land use tax payable	35,825	-
	$45,566	$475,061

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SHORT TERM BORROWINGS

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

	Interest rate	Maturity date	March 31, 2012		December 31, 2011

Industrial and Commercial Bank, Longshou Branch, PRC	6.06% - 6.71%	From February 10, 2012
		to March 23,2012	$-		$2,670,700
China Merchant Bank, Heifei branch, PRC	7.32%	February 10, 2012	-		2,356,500
Huishang Bank, Xuancheng branch, PRC	6.835% - 7.107%	From April 11, 2012		*
		to March 12, 2013	7,905,000	+^	7,855,000
China Constuction Bank, Jingde Country branch, PRC	5.85% - 6.10%	From May 21, 2012		*
		to August 1, 2012	3,162,000	^	2,739,824
Shanghai Pudong Development Bank Limited, PRC	8.10%	January 16, 2013	2,640,270	#	-
The Export Import Bank of China, Anhui Province, PRC	4.76%	December 16, 2012	4,743,000	+	4,713,000
			$18,450,270		$20,335,024

* secured by land use rights + secured by third party’s guarantee # secured by letter of credit ^ secured by accounts receivable and restricted cash

20.	CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers for orders of product. The products normally are shipped within three months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2012 and December 31, 2011, customer deposits amounted to $369,538 and $763,520, respectively.

21.	COMMON STOCK

The Company has authorized Preferred stock of 10,000,000 shares with a par value of $0.001. As of March 31, 2012 and December 31, 2011, the company has not issued any preferred shares.

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

As of March 31, 2012, and December 31, 2011, the Company has outstanding 30,181,552 issued common shares with a par value of $0.001 per share respectively.

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	COMMITMENTS AND CONTINGENCIES

The future minimum lease payments as of March 31, 2012 were as follow:

March 31, 2012

Year ended December 31, 2012	$86,955
Year ended December 31, 2013	95,651
$182,606

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2012 and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income or cash flows.

The Company has entered into two separate agreements that would require the Company to pay liquidated damages if the Company failed to perform under the agreements. The amount of the potential damages are listed below:

	March 31, 2012	December 31, 2011

Liquidated damages for
- investment relation service with CCG	$90,000	$90,000

23.	STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with ASC Topic 718, “Compensation – Stock Compensation” and ASC Topic 505-50 “Equity – Based Payments to Non-Employees” which were adopted by the Company on June 15, 2010. The company issued a warrant to a third party for the purchase of 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant vests in four equal installations on June 30, September 30, December 31 of 2010 and March 31, 2011. The warrant expires on June 15, 2015.

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

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	STOCK OPTIONS & WARRANTS (CONTINUED)

The initial value of the warrants was determined using the Black-Scholes model using the following assumptions:

Expected volatility of 125%

Risk-free interest rate of 3%

Year to maturity of 5 years

Market price at issuance date of $3.50 per share

Strike price of $2.00

The value of the warrants was based on the Company’s common stock price of $3.50 on the date the warrants were issued. The warrants were valued at $248,800 when they vested in four equal installations on June 30, September 30, December 31 of 2010 and March 31, 2011.

	Number of shares entitled to purchase	Exercise Price	Expiration date

Issued on June 15, 2010	80,000	$2.00	June 15, 2015

Balance as of March 31, 2012	80,000	$2.00

Warrants exercised	-	2.00
Warrants expired	-	2.00

Total outstanding as of March 31, 2012	80,000	$2.00	June 15, 2015

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the three months ended March 31, 2012 and 2011; the amounts were $0 and $27,086, respectively.

24.	OBLIGATION UNDER MATERIAL CONTRACTS

CCG was issued a warrant to purchase up to 80,000 shares of the Company’s stock, at a price of $2.00 per share, pursuant to the terms and conditions of a letter agreement, dated June 20, 2010, between the Company and CCG. CCG’s right to exercise its warrant will vest in four equal portions, with the first portion vesting on June 20, 2010, and the remaining portions vesting on September 30, 2010, December 31, 2010 and March 31, 2011, respectively. The warrant shall have a term of 5 years and expires on June 15, 2015 and contains $90,000 liquidated damages provision for breach of such exclusivity. As of March 31, 2012 and December 31, 2011, CCG had not exercised the warrant.

25.	PRODUCT LINE INFORMATION

.

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

TEC TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	PRODUCT LINE INFORMATION (CONTINUED)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011

Domestic sales
Communication towers	$94,203	$2,133,866
Electricity supply towers	2,585,114	570,347
	2,679,317	2,704,213
Export sales
Communication towers	413,283	712,478
Electricity supply towers	1,278,443	-
	1,691,726	712,478
Technical service income	-	8,434
	$4,371,043	$3,425,125

26.	RELATED PARTIES TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, the Company had no other significant related party transactions.

Name of related parties	Nature of transactions

Mr. Chun Lu, Chairman and his affiliates

Included in other payable, due to Chairman and its affiliates are $6,479,303 and $4,103,965 as of March 31, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Hangzhou TianYe Communication Equipment Co., Limited controlled by Mr. Chun Lu’s family	During the three months ended March 31, 2012, the Company purchases steel hardware from Hangzhou TianYe Communication Equipment Co., Limited for $482,205.

As of March 31, 2012, Hangzhou TianYe Communication Equipment Co., Limited provided corporate guarantee for note payable of $5,612,550 .

Included in accounts receivable, due from related party is $61,955 and $0 as of March 31, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and has no fixed term of repayment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us” and “our” refer to the combined business of TEC Technology, Inc., a Delaware corporation, and its consolidated subsidiaries TEC HK, TEC Tower and ZTEC;
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

Our headquarters are located in Anhui Province in southeastern China and our international sales network is primarily operated from our branch offices in Shenzhen and Beijing.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2012:

  Revenues: Revenues were $4.37 million for the three months ended March 31, 2012, an increase of $0.95 million, or 27.62%, from $3.42 million for the same period in 2011.

  Gross profit and margin: Gross profit was $0.85 million for the three months ended March 31, 2012, a decrease of $0.16 million, or 15.73%, from $1.01 million for the same period in 2011. Gross margin was 19.46% for the three months ended March 31, 2012, as compared to 29.47% for the same period in 2011.

  Net (loss) income: Net loss was $0.15 million for the three months ended March 31, 2012, a decrease of $0.43 million, or 150%, from net income of $0.28 million for the same period in 2011.

  Fully diluted net (loss) income per share: Fully diluted net loss per share for the three months ended March 31, 2012 was $(0.01), as compared to $0.01 for the same period in 2011.

Results of Operations

The following table shows key components of our results of operations during the three months ended March 31, 2012 and 2011, in both dollars and as a percentage of our revenues.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
		% of			% of
	Dollars	Revenues		Dollars	Revenues
Revenues	$4,371,043	100.00%		$3,425,125	100.00%
Cost of good sold	3,520,528	80.54%		2,415,828	70.53%
Gross profit	850,515	19.46%		1,009,297	29.47%
Selling and marketing expenses	(235,990)	(5.40%	)	(207,807)	(6.07)%
General and administrative expenses	(379,409)	(8.68%	)	(225,657)	(6.59)%
Net income from operations	235,116	5.38%		575,833	16.81%
Other income (expenses)
Government grant	3,639	0.08%		-	0%
Other income	754	0.02%		-	0%
Interest expense	(378,172)	(8.65)%		(245,913)	(7.18)%
Net other income (expenses)	(373,779)	(8.55)%		(245,913)	(7.18)%
Net income before provision for income taxes	(138,663)	(3.17)%		329,920	9.63%
Provision for income taxes	(9,056)	(0.21)%		(49,488)	(1.44)%
Net (loss)/ income	(147,719)	(3.38)%		280,432	8.19%
Foreign currency translation gain	112,334	2.57%		82,086	2.40%
Comprehensive (loss)/ income	$(35,385)	(0.81%	)	$362,518	10.58%

Revenues. Our revenues are mainly generated from sales of our tower products. For the three months ended March 31, 2012, our revenues increased by $0.94 million, or 27.62%, to $4.37 million from $3.43 million for the same period in 2011. The increase in our revenues was mainly attributable to the increase in both selling prices and sales volume of our products. Our sales volume increased by 550 tons, or 16.38%, to 3,908 tons in the three months ended March 31, 2012, from 3,358 tons for the same period in 2011. In addition, our average selling price increased by $152/ton to $1,169/ton in the three months ended March 31, 2012, from $1,017/ton in the same period in 2011, to offset the price inflation of operating costs including wages cost, energy cost, transportation and steel price fluctuation. In the three months ended March 31, 2012, approximately 88.39% of our revenues were generated from sales to customers in the energy industry and approximately 11.61% were generated from sales to customers in the communication industry. As we emphasized overseas sales efforts, revenues generated from sales of energy transmission towers increased by approximately 577.4% while sales of communications towers decreased by approximately 82.17% period over period.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials, primarily steel, as well as the cost of labor and overhead. Our cost of goods sold increased by $1.10 million, or 45.72%, to $3.52 million for the three months ended March 31, 2012, from $2.42 million for the same period in 2011. As a percentage of revenues, our cost of goods sold increased to 80.45% for the three months ended March 31, 2012, from 70.53% for the same period in 2011. The increase in cost of goods sold was mainly due to the significant increase in per ton price of steel and galvanization cost per ton in the 2012 period. According to Shanghai Nonferrous Metals Net, in the three months ended March 31, 2012, the per ton price of our major raw material, steel, fluctuated in the range between $649 and $846, as compared to the three months ended March 31, 2011, when the per ton price of steel fluctuated in the range between $659 and $764. We are closely monitoring our pricing policy in an effort to reduce the risk of inflation and fluctuations of raw material prices.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit decreased by $0.16 million, or 15.73%, to $0.85 million for the three months ended March 31, 2012, from $1.01 million for the same period in 2011. The decrease was mainly due to the increase of cost of goods sold noted above. As a result, our gross profit as a percentage of revenues (gross margin) decreased to 19.46% for the three months ended March 31, 2012, as compared to 29.47% for the three months ended March 31, 2011.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses increased by $0.03 million, or 13.56%, to $0.24 million for the three months ended March 31, 2012, from $0.21 million for the same period in 2011. Such increase was mainly attributable to the increased shipping costs of our expanded overseas sales.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $0.15 million, or 68.14%, to $0.38 million for the three months ended March 31, 2012, from $0.23 million for the same period in 2011. Such increase was primarily attributable to the increased travelling expenses for overseas promotion and business negotiation.

Government grant. Government grants are financial incentives offered by the local government to conduct business in certain areas. Our government grant was $3,639 for the three months ended March 31, 2012 as investment incentive for investing in Jinde County, Anhui Province as compared to $0 for the same period in 2011. No present or future obligation arises from the receipt of such government grants.

Interest expense. Interest expense increased by $0.13 million, or 53.78%, to $0.38 million for the three months ended March 31, 2012, from $0.25 million for the same period in 2011. Such increase was mainly due to the increase in our outstanding short term loans by $6.51 million and annual interest rates.

(Loss) income before income taxes. Our income before income taxes decreased by $0.47 million, or 124.96%, to $(0.14) million for the three months ended March 31, 2012, from $0.33 million for the same period in 2011, as a result of the factors described above.

Provision for income taxes. Our income tax provisions decreased by $0.04 million, or 81.70%, to $0.01 million for the three months ended March 31, 2012, from $0.05 million for the same period in 2011, mainly due to the decrease in taxable income. TEC Tower is subject to the income tax at a rate of 25%. Since January 2010, TEC Tower has qualified as a government recognized High- and New-Technology Enterprise and is entitled to a 10% refund of income tax according to local preferential tax policy for manufacturing of high technology products .

Net (loss) income. We incurred a net loss of $0.15 million for the three months ended March 31, 2012, a decrease of $0.43 million, or 153.57%, from a net income of $0.28 million for the same period in 2011, as a cumulative effect of all factors discussed above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $2.10 million and restricted cash of $2.91 million.

We have entered into factoring agreements with three banks to factor some of our accounts receivable. These receivables are factored to the bank “with recourse,” which means that we have pledged these receivable as collateral for the banks to advance funds to us under a line of credit arrangement. As of March 31, 2012, accounts receivable in an amount of $1.25 million was factored to the China Construction Bank to secure banking loan facilities. We continue to carry the receivables on our balance sheet as we did not satisfy the sale criteria of ASC 860-10-40-5. We have effective control over factored portion of accounts receivable.

The following table provides a summary of our cash flows for the periods indicated.

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(5,242,843)	$3,732,129
Net cash used in investing activities	(1,393,692)	(2,377,605)
Net cash provided by (used in) financing activities	5,966,720	(1,080,620)
Effects of exchange rate change in cash	173,000	141,295
Net (decrease) increase in cash and cash equivalents	(496,815)	415,199
Cash and cash equivalents at beginning of the period	2,599,456	2,526,710
Cash and cash equivalent at end of the period	$2,102,641	$2,941,909

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $5.24 million, as compared to $3.73 million net cash provided by operating activities for the same period in 2011. The decrease in net cash provided by operating activities was primarily attributable to the cash outflow associated with increased inventory to hedge against increasing steel price and the net loss in the 2012 period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $1.39 million, as compared to $2.38 million for the same period in 2011. During the three months ended March 31, 2012, we invested approximately $1.39 million for the construction of our Zhejiang facilities and Anhui administration office, and the upgrade of production facilities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $5.97 million, as compared to $1.08 million net cash used in financing activities for the same period in 2011. The increase in net cash provided by financing activities was mainly attributable to increased net notes payable of $5.61 million and advances from related parties of $2.38 million.

Loan Commitments

As of March 31, 2012, we did not hold any long-term loans. Our short-term bank loans, totaling $18.45 million, were as follows:

	Amount	Interest
Bank	(in millions)*	Rate	Maturity Date	Duration
Huishang Bank, Xuancheng branch	$2.06	6.84%	March 12, 2013	12 months
Huishang Bank, Xuancheng branch	4.74	6.84%	April 11, 2012	12 months
Huishang Bank, Xuancheng branch	1.11	7.11%	August 5, 2012	12 months
China Construction Bank, Jingde Country branch	2.01	5.85%	May 21, 2012	6 months
China Construction Bank, Jingde Country branch	1.15	6.10%	August 1, 2012	6 months
Shanghai Pudong Development Bank limited	2.64	8.10%	January 16, 2013	12 months
The Export Import Bank of China, Anhui Province	4.74	4.76%	December 16, 2012	12 months
Total	$18.45

_____________________
* Calculated based on the exchange rate of $1 = RMB 6.33

We maintain a RMB 50,000,000 (approximately $7.91 million) revolving line of credit with Huishang Bank, Sub-branch of Xuancheng Branch. This line of credit is secured by TEC Tower’s land use rights in Anhui, our restricted cash and third party’s guarantee. We have utilized RMB 50,000,000 (approximately $7.91 million) of the line of credit as of March 31, 2012.

We maintain a RMB 20,000,000 (approximately $3.16 million) revolving line of credit with China Construction Bank, Jindge Branch. This line of credit is secured by TEC Tower’s land use rights in Anhui and our restricted cash and accounts receivable. We have utilized RMB 20,000,000 (approximately $3.16 million) of the line of credit as of March 31, 2012.

We maintain a RMB 16,700,000 (approximately $2.64 million) line of credit with Shanghai Pudong Development Bank Limited. This line of credit is secured by letter of credit. We have utilized RMB 16,700,000 (approximately $2.64 million) of the line of credit as of March 31, 2012.

We also maintain a RMB 30,000,000 (approximately $4.74 million) line of credit with Export Import Bank of China, Anhui Province. This line of credit is secured by third party’ guarantee. We have utilized RMB 30,000,000 (approximately $4.74 million) of the line of credit as of March 31, 2012.

The above loan agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default without specific financial covenants. We believe we are in material compliance with the terms of these loan agreements.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2012 and 2011 were $1.39 million and $2.38 million, respectively, representing the total amount of investment activities.

To date, we have financed our operations primarily through proceeds from notes payable and advance from third parties. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chun Lu, and Chief Financial Officer, Dr. Peter Lim Boon-Lum, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, Mr. Lu and Dr. Lim determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of March 31, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weaknesses relating to: (1) our internal audit function, which are management determined to be significantly deficient due to insufficient qualified resources and appropriate system to perform such function; and (2) our lack of sufficient accounting personnel with an appropriate understanding of United States generally accepted accounting principles and SEC reporting disclosure requirements. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weakness, and in the first quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2012	TEC TECHNOLOGY, INC.

	By:	/s/ Chun Lu
Chun Lu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Lim Boon-Lum
Peter Lim Boon-Lum, Chief Financial Officer
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