Form 10-Q
period 2019-10-31
Telidyne, Inc.
filed 2019-12-30
CIK 1101246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 333-233674

Telidyne, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5139000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
112 W 34 St., Ste 18006 New York, NY 10016
(Address of principal executive offices)

(646) 383-3700
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,264 common shares as of December 9, 2019.

Securities registered pursuant to Section 12(b) of the Act: None.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Balance Sheets as of October 31, 2019 (unaudited) and January 31, 2019;
F-2	Condensed Statements of Operations for the three and nine months ended October 31, 2019 (unaudited) and 2018 (unaudited);
F-3	Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended October 31, 2019 (unaudited) and 2018 (unaudited)
F-4	Condensed Statements of Cash Flows for the nine months ended October 31, 2019 (unaudited) and 2018 (unaudited);
F-5	Notes to Condensed Financial Statements.

3

TELIDYNE, INC.

BALANCE SHEETS

	October 31, 2019	January 31, 2019
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$3,341	$6,069
Total current assets	3,341	6,069
Property and equipment:
Furniture & Fixtures, net	341	487
Total Property and equipment	341	487
Other Assets
Long term Prepayment	3,600	3,600
Total assets	$7,282	$10,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts Payable	4,717	—
Accrued Expenses	—	$20,000
Total current liabilities	4,717	20,000
Long term Liabilities
Note Payable to Owner	111,747	104,497
Total liabilities	116,464	124,497

Shareholders' Deficits
Common stock: par value; $0.0001 per share, 60,000,000 shares authorized, 5,000,264 shares par value 0.0001 per share outstanding at 10/31/2019 and 4,500,264 shares, par value 0.0001 per share outstanding at 01/31/2019	500	450

Preferred stock, par value $0.0001 per share 10,000,000 shares authorized, 1,000,000 series A shares outstanding at 10/31/2019, 1,000,000 series C shares outstanding at 01/31/2018	100	100
Additional Paid-in capital	26,806	12,356
Accumulated Deficits	$(136,588)	$(127,247)
Total shareholders' deficits	(109,182)	(114,341)

Total liabilities and shareholders' deficits	$7,282	$10,156

The accompanying notes are an integral part of these unaudited financial statements.

TELIDYNE, INC.

STATEMENTS OF OPERATIONS

	For the Nine Months Ended October 31,
	2019	2018
	UNAUDITED	UNAUDITED

Sales	$10,094	$0
Cost of Sales	4,717	0

Gross Margin	5,377	0

Selling, general and administrative expenses	14,718	62,075

Operating Loss	(9,341)	(62,075)

Loss before provision for Income Taxes	(9,341)	(62,075)

Provision for income taxes	0	0

Net Loss	$(9,341)	$(62,075)

Loss per weighted average share:	$0.000	$0.000
Weighted Average number of shares	4,915,264	3,382,764

The accompanying notes are an integral part of these unaudited financial statements.

TELIDYNE, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT, UNAUDITED

	Preferred Stock Series C & A	Preferred Stock Par Value	Common Stock
	Number of Shares	Stock	Number of Shares	Par Value $0.0001	Additional Paid-In Capital	Accumulated Deficits	Total Shareholders' Equity/Deficit

Balance at January 31, 2018	1,000,000	100	300,181,552	3,018	(1,712)	(11,106)	(9,700)
Common Stock Reverse Split, March 22, 2018			30,264	3	3,115
Sale of Stock	1,000,000	100	4,470,000	447	10,953		11,500
Retire Pref. C Stock	(1,000,000)	(100)
Net loss for Six Months
Ended July 31, 2018						(2,450)
Balance at July 31, 2018	1,000,000	100	4,500,264	450	12,356	(13,556)	(650)
Net Loss for FY 2018	—	—	—	—	—	(116,141)	(116,141)
Balance at January 31, 2019	1,000,000	100	4,500,264	450	12,356	(127,247)	(114,341)

Sale of Stock			500,000	50	14,450		14,500
Net loss for Nine Months						(9,341)

Balance at October 31, 2019	1,000,000	100	5,000,264	500	26,806	(136,588)	(109,182)

The accompanying notes are an integral part of these unaudited financial statements.

TELIDYNE, INC.

STATEMENTS OF CASH FLOWS

	For Nine Months Ended October 31,
	2019	2018
	UNAUDITED	UNAUDITED
Cash flows from operating activities
Net Loss	$(9,341)	(62,075)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	146	—
Deposits	—	(3,300)
Accrued expenses	(15,283)	0
Net cash used in operating activities	(24,478)	(65,375)

Cash flows from financing activities
Net loans from shareholders	7,250	61,375
Proceeds from sale of common stock	14,500	11,500
Net cash provided by financing activities	21,750	72,875

Net increase in cash	(2,728)	7,500

Cash beginning of period	6,069	0
Cash end of period	$3,341	$7,500

The accompanying notes are an integral part of these unaudited financial statements.

TELIDYNE, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended OCTOBER 31, 2019

1.0       BUSINESS ORGANIZATION

Telidyne Inc. (formerly known as TEC technology, Inc.) was incorporated on December 5, 2011 in the State of Nevada (the “Company”).

On July 25, 2012, the Company divested all three of its wholly owned subsidiaries, which conducted 100% of the Company’s operations, which include the following: (i) TEC Technology Limited, Hong Kong, (ii) Anhui TEC Tower Co., Limited, PRC, and (iii) Zhejiang TEC Tower Co., Limited, PRC. Thus, subsequent to that date, the Company had no subsidiaries and no operations going forward.

On March 22, 2018 Company changed its name to Telidyne Inc. and carried out a reverse split of its common stock, par value $0.001, at a ratio of one-for-one thousand. This reverse stock split became effective on March 22, 2018 and, unless otherwise indicated, all share amounts, per share data, share prices, and conversion rates set forth in this Report and the accompanying financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split of 1000: 1.

On March 24, 2018 the Company started developing software to provide technologies and platforms to a wide variety of companies to disrupt the ecommerce with blockchain technology. The Company has developed a mobileApp named ‘Telibit” that facilitates peer to peer payments and third party payments. The Company has started generating revenues through software development work for various clients.

Telidyne develops platforms for Global Smart Contracts. A Smart Contract utilizes blockchain technology and is essentially a digital agreement between two parties that automatically executes itself. Smart contracts can be of any variety between two or more parties such as (i) amounts to be paid, (ii) the transfer of documents (iii) the selling of a product and (iv) the consumption of a commodity such as power. In ecommerce, such smart contracts allow direct transactions between sellers and buyers without the need for a middle man.

The Company has offices located at 112 W 34 St, Ste 18006, New York, NY 10120.

On January 18, 2019, the Company re-domiciled from Nevada to Delaware through a Holding Company Reorganization in accordance with section 251(g) of the Delaware general Corporation Law (“DGCL”). In accordance with Section 251(g) of the DGCL, the issuer, Telidyne Inc., the Nevada Company, as previously constituted (the “Predecessor”) became a direct wholly owned subsidiary of a newly formed Delaware corporation, Telidyne Inc. (the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity.

In accordance with section 251(g) of the DGCL, Telidyne Merger Corporation (“Merger Co”), another newly formed Delaware corporation and, prior to the Holding Company Reorganization, was a wholly owned subsidiary of the Holding Company, merged with and into the Predecessor, with Merger Co surviving the Merger as a direct wholly owned subsidiary of the Holding Company and Predecessor losing its existence, (the “Merger”); however as of the effective time of the Merger, the designation, rights, powers and preferences of the Predecessor company’s common stock immediately before the Merger became the same as those of the common stock of the Holding Company. Thus in accordance with section 251(g) of the CGCL Holding Company Reorganization all of the outstanding shares of common stock of the Predecessor were automatically converted into identical shares of the common stock of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other equity holders became stockholders and equity holders, as applicable of the Holding Company in the same amounts and percentages as they were in the Predecessor prior to the Holding Company Reorganization. The executive officers and the board of directors of the Holding Company are the same as those of the Predecessor in effect immediately prior to the Holding Company Reorganization.

2.0       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. The accounting policies confirm to the general accepted accounting principles in the United States of America and have been consistently applied in the preparation thereof. The Company has adopted January 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect that reported amounts of revenues and expenses during the reporting period.  Actual events and results could differ from those assumptions and estimates.

Cash & Cash Equivalents

Cash and cash equivalents include short-term liquid investments that are readily convertible to cash and have original maturities of nine months or less.

Fixed Assets

Furniture, Fixtures, Property and Equipment are stated at cost and are depreciated using the straight-line method over five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Depreciation expense for nine months ended October 31, 2019 was $146 and $0.0 for nine months ended October 31, 2018.

Capitalized Cost of external use Software

The Company capitalizes certain costs incurred to purchase or create external-use software in accordance with FASB Accounting Standards Codification (ASC) Topic 985. To date, such costs have included external direct costs of materials and services incurred in the development of software for selling. We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached once a viable prototype is achieved that meets the criteria for capitalization. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over five years once the software has been put into use. Subsequent additions, modifications, or upgrades to software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Revenue Recognition

Adoption of ASC 606

The Company adopted ASC 606 “Revenue from Contracts with Customers”, using the modified retrospective approach for all of its contracts. In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contract with customers do not include significant financing component and any variable consideration.

The Company does not believe that significant management judgements are involved in revenue recognition, but the amount and timing of the Company’s revenues could be different for any period if management made different judgments or utilized different estimates. Generally, the Company recognizes revenue under ASC Topic 606 for its performance obligation. The sales of software services are derived principally from developing custom software for customers, the Company recognizes revenue upon the delivery of products to the customers, which is when the goods delivered to the users’ designated address and it is probable that the Company will collect the payments. The Company plays the role of principal, according to ASC Topic 606 since Company is primarily responsible for fulfilling the obligation to provide the specified good and services and also controls the good s and services before they are transferred to the customer.

Cost of sales

The Company recognizes cost of sales as the accumulated total costs used to create a product or service, which has been sold. These costs included direct labor and salaries, direct materials and direct overhead involved in generating the sale. Presently, the Company issues contract to a related entity who carried out all the work for the required services under an order received from a customer by the Company.

Basic and Diluted Earnings per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to lack of dilutive items in the Company.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the current reporting periods.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Stock-based compensation

The Company records compensation expense associated with stock options and other forms of employee and non-employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”, formerly referenced as SFAS 123R, “Share-Based Payment”. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

During the nine months ended October 31, 2019 and 2018, the Company incurred $-0- and $-0- in stock-based compensation expense.

Other

The Company is subject to substantial risks and uncertainties inherent in starting a new business. There are no assurances that the Company will be able to generate sufficient revenues or obtain sufficient funding necessary to continue in business.

3.0       INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses. When it is more likely than not that a tax asset cannot be realized through future income, the Company must take a full valuation allowance for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2018, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
—%

Net deferred tax assets consist of the following:

	October 31, 2019	January 31, 2019

Net operating loss carry forward	$136,588	$127,247
Valuation allowance	(136,588)	(127,247)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	Year ended October 31,
	2019	2018

Tax at statutory rate (21%)	$136,588	$62,075

Increase in valuation allowance	(136,588)	(62,075)
Income tax expenses	$—	$—

The Company did not pay any income taxes during the nine months ended October 31, 2019 or 2018.

4.0       SHAREHOLDERS’ DEFICIT

The shareholders’ deficit of the Company was ($109,182) and $($62,075) on October 31, 2019 and October 31, 2018, respectively.

Common & Preferred Stock

Common Stock

The Company’s common stock trades on OTC market under the symbol “TLDN”. The Company is authorized to issue 60,000,000 shares of common stock, $0.0001 par value. The Company issued 500,000 shares of restricted common stock on February 22, 2019 to a third party. As of October 31, 2019, there were 5,000,264 shares issued and outstanding and at January 31, 2019, there were 4,500,264 shares issued and outstanding.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred stock par value $0.0001 per share. Except as otherwise provided by law, the shares of the stock of the Corporation, regardless of the class, may be issued by the Corporation from time to time in such amounts and designations, for such consideration and for such corporate purposes as the Board of Directors may from time to time determine. As of October 31, 2019, there were 1,000,000 shares of Series A preferred shares, par value $0.0001 per share, issued and outstanding.

As per the designation of Series A Preferred stock, each issued and outstanding Series A Preferred Share shall be entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.1; divided by (ii) the total number of Series A Preferred Shares issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. Holders of Series A Preferred Shares shall vote together with the holders of Common Shares as a single class in all matters where holders of common stock will vote.

On January 24, 2019, the Company issued 1,000,000 shares of series A Preferred shares to its Chairman & CEO, Aron Govil, in consideration for his valuable services to the Company during the past fiscal year.

5.0       HOLDING COMPANY REORGANIZATION

On January 18, 2019, the Company completed a Holding Company Reorganization in accordance with section 251(g) of the Delaware general Corporation Law (“DGCL”). In accordance with Section 251(g) of the DGCL, Telidyne Inc. a newly incorporated Delaware corporation (the “Holding Company”) became the successor issuer of Telidyne Inc., the Nevada Company, as previously constituted (the “Predecessor”). In other words, the Holding Company is now the public entity.

In accordance with section 251(g) of the DGCL, Telidyne Merger Corporation (“Merger Co”), another newly formed Delaware corporation and, prior to the Holding Company Reorganization, was a wholly owned subsidiary of the Holding Company, merged with and into the Predecessor, with Merger Co surviving the Merger as a direct wholly owned subsidiary of the Holding Company and Predecessor losing its existence, (the “Merger”); however as of the effective time of the Merger, the designation, rights, powers and preferences of the Predecessor company’s common stock immediately before the Merger became the same as those of the common stock of the Holding Company. Thus in accordance with section 251(g) of the CGCL, after the Holding Company Reorganization all of the outstanding shares of common stock of the Predecessor were automatically converted into identical shares of the common stock of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other equity holders became stockholders and equity holders, as applicable of the Holding Company in the same amounts and percentages as they were in the Predecessor prior to the Holding Company Reorganization. The executive officers and the board of directors of the Holding Company are the same as those of the Predecessor in effect immediately prior to the Holding Company Reorganization.

6.0       RELATED PARTIES

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

The Company rents its offices from its Chairman on a month to month basis at a rent of $250.00 per quarter. The Company can terminate this agreement at any time without prior notice or any liability.

The Company outsources software services on a project by project basis to Cemtrex Technologies Pvt Ltd, a subsidiary of Cemtrex Inc., an entity which is controlled by Aron Govil.

Aron Govil, the major shareholder of the Company has provided a loan of $111,747 to the Company as of October 31, 2019. This loan is non-interest bearing and is due upon demand by the shareholder.

7.0       GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future and, thus, do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern. However, the Company's ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company has incurred operating losses since Company has not had any sales. The Company has made investment in the development of a completely new mobile App Telibit, which expenses have caused the Company to incur operating losses. Cash losses over the past several years have been financed by funds provided by the shareholder.

Notwithstanding ongoing investment plans, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

8.0       SUBSEQUENT EVENTS

The Company will evaluate subsequent events through the date when the financial statements were issued. It is the Company’s policy to disclose subsequent information that it feels is important to the context of the financial statements. Company continues to market it mobile App Telibit and get more subscribers. There are no other subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Telidyne Inc. ("Telidyne" or the "Company") is a technology platform company offering digital and mobile payments on behalf of consumers and merchants worldwide through its proprietary mobile App payment platform TELIBIT.

Telidyne’s mobile payment platform enables our users to send and receive payments. We are also developing a two-sided network where both merchants and consumers can have Telibit accounts with a digital wallet balance functionality. Our payment service enables the completion of payments on our Payments Platform on behalf of our mobile App users. We offer our users the flexibility to use their digital wallet account to make payment to each other for goods and services, as well as to transfer and withdraw funds. We enable consumers to add funds into their digital wallet safely using a variety of funding sources, including a bank account or a credit or debit card. Our Telibit platform also makes it easier for friends and family to transfer funds to each other for peer to peer transfers.

Our revenues are earned by charging fees for completing payment transactions for our users and other payment-related services. We do not charge users any fees to fund or withdraw from their digital Telibit account; however, we generate revenue from consumers on use of our credit card other value-added services which include peer to peer borrowing. We also plan to generate revenue from advertising on our mobile app.

Results of Operations for the Three and Nine Months Ended October 31, 2019 and 2018

Revenues

Our total revenue reported for the three months ended October 31, 2019 was $5,505.00 , an increase from $0 for the same period ended 2018. Our total revenue reported for the nine months ended October 31, 2019 was $10,094.00, an increase from $0 for the same period ended 2018.

The revenues we had for the nine months ended October 31, 2019 were predominantly from customers for software services.

We had a gross profit for the three months ended October 31, 2019 of $2,551, or approximately 46% of revenues. We had a gross profit for the nine months ended October 31, 2019 of $5,377, or approximately 53% of revenues. We hope to achieve increased revenues once we establish sales channels for our products and services and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

4

Operating Expenses

Operating expenses increased to $8,945 for the three months ended October 31, 2019 from $59,625 for the three months ended October 31, 2018. Operating expenses decreased to $14,718 for the nine months ended October 31, 2019 from $62,075 for the nine months ended October 31, 2018.

Our operating expenses for nine months ended October 31, 2019 mainly consisted of legal and accounting fees, as compared with 2018 for the same period where we had software developments expenses for TELIBIT mobile App.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Net Loss

We had a net loss of $6,394 for the three months ended October 31, 2019, compared to a net loss of $59,625 for the three months ended October 31, 2018. We had a net loss of $9,341 for the nine months ended October 31, 2019, compared to a net loss of $62,075 for the nine months ended October 31, 2018.

Liquidity and Capital Resources

As of October 31, 2019, we had total current assets of $3,341 and total current liabilities of $4,717. We had working deficit of ($1,376) as of October 31, 2019.

Operating activities used $24,478 in cash for the nine months ended October 31, 2019, as compared with $65,375 in cash for the same period ended 2018. Our negative operating cash flow for 2019 was mainly the result of low revenues , as compared with 2018 where we had expenses related to mobile App development.

Financing activities provided $21,750 in cash for the nine months ended October 31, 2019, as compared with $72,875 in cash for the same period ended 2018. In 2019, the positive financing cash flow was from the sale of our stock and in 2018 it resulted from shareholder loans.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from this offering or find alternate forms of financing, which we do not have in place at this time.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Our plan specifies a minimum amount of $100,000 in additional operating capital to operate for the next twelve months. If we are unable to raise $100,000 from this offering, our business will continue to operate with no marketing and additional development work for at least 10 months before we could be forced to suspend our operations or go out of business. Our long term growth plan calls for a raise of $15,000,000 to fund our growth plans. If we are unable to raise this money, our growth plans will be frustrated. There can be no assurance that this offering will be successful. You may lose your entire investment.

Off-Balance Sheet Arrangements

As of October 31, 2019, there were no off-balance sheet arrangements.

5

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, our revenues for the period from inception to October 31, 2019 has not been able to support our operating expenses. We have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in the footnotes to our financial statements included in this report.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2019.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting.   To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending January 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

We are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telidyne, Inc.
Date: December 30, 2019
	By:	/s/ Aron Govil
Aron Govil
	Title:	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

8