Form 10-K
period 2020-01-31
Telidyne, Inc.
filed 2020-05-11
CIK 1101246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-233674

Telidyne, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5139000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Bi-County Blvd., Ste 124 Farmingdale, NY	11735
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (646) 383-3700
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,866,932 common shares issued and outstanding as May 6,, 2020.

PART I

Item 1. Business

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized COVID-19, a new respiratory disease caused by a novel coronavirus, as a pandemic, and on March 13, 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 outbreak in the United States has expanded in recent weeks, and has resulted in stay-at home orders, school closures and widespread business shutdowns across the country. The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

The COVID-19 outbreak has caused substantial financial market volatility in recent weeks and has significantly adversely affected both the U.S. and the global economy. The extensive shutdowns of businesses, schools, and shops and other reductions in both consumer and industrial business activity across the country and globally have substantially decreased our revenue opportunities and increased financial uncertainty. The outbreak has already resulted in a contraction in U.S. gross domestic product (“GDP”) for the first quarter of 2020 and could result in a sustained drop in the level of U.S. economic activity which will adversely impact our future growth and revenues. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery.

Overview

Telidyne Inc. ("Telidyne" or the "Company") is a technology platform company offering digital and mobile payments on behalf of consumers and merchants worldwide through its proprietary mobile App payment platform TELI.

Telidyne’s mobile payment platform enables our users to send and receive payments. We are also developing a two-sided network where both merchants and consumers can have TELI accounts with a digital wallet balance functionality. Our payment service enables the completion of payments on our Payments Platform on behalf of our mobile App users. We offer our users the flexibility to use their digital wallet account to make payment to each other for goods and services, as well as to transfer and withdraw funds. We enable consumers to add funds into their digital wallet safely using a variety of funding sources, including a bank account or a credit or debit card. Our TELI platform also makes it easier for friends and family to transfer funds to each other for peer to peer transfers.

Our revenues are earned by charging fees for completing payment transactions for our users and other payment-related services. We do not charge users any fees to fund or withdraw from their digital TELI account; however, we generate revenue from consumers on use of our credit card other value-added services which include peer to peer borrowing. We also plan to generate revenue from advertising on our mobile app.

Telidyne Inc. (formerly known as TEC technology, Inc.) was incorporated on December 5, 2011 in the State of Dealware (the “Company”).

On July 25, 2012, the Company divested all three of its wholly owned subsidiaries which conducted 100% of the Company’s operations, i.e.: (i) TEC Technology Limited, Hong Kong, (ii) Anhui TEC Tower Co., Limited, PRC, and (iii) Zhejiang TEC Tower Co., Limited, PRC. Thus, subsequent to that date, the Company had no subsidiaries and no operations going forward.

On January 31, 2018, Aron Govil was appointed officer and director of the Company and on April 5, 2018, he acquired majority ownership stake in the Company.

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

Recent Developments

On March 24, 2018 the Company started developing software to provide technologies and platforms to a wide variety of companies to ecommerce platform utilizing Blockchain technology. The Company has also developed a mobile App named ‘TELI” that facilitates peer to peer payments and third-party payments.

Company’s mobile payment platform enables our users to send and receive payments. We are also developing a two-sided network where both merchants and consumers can have TELI accounts with a digital wallet balance functionality. Our payment service enables the completion of payments on our Payments Platform on behalf of our mobile App users. We offer our users the flexibility to use their digital wallet account to make payments to each other for goods and services, as well as to transfer and withdraw funds. We enable consumers to add funds into their digital wallet safely using a variety of funding sources, including a bank account, a credit or debit card. Our TELI platform also makes it easier for friends and family to transfer funds to each other for peer to peer transfers. The TELI App is currently available to download on Android phones through Google Play. Presently more than 100 users have downloaded the TELI App.

Our revenues are earned by charging fees for completing payment transactions for our users and other payment-related services. We do not charge users any fees to fund or withdraw from their digital TELI account; however, we generate revenue from consumers on use of our credit card other value-added services which include peer to peer borrowing. We also plan to generate revenue from advertising on our mobile app.

The Company is experiencing challenges in increasing the number of users for its Mobile App due to limited marketing resulting from lack of sufficient funds. Additionally, the COVID-19 outbreak has adversely affected the consumers who are preoccupied with health safety issues and not taking keen interest in following the new mobile Apps in the marketplace. Thus, this pandemic has substantially decreased our revenue opportunities and increased financial uncertainty. Company does not anticipate any material adverse impact of COVID-19 on the Company’s supply chain or the methods used to distribute our products or services. The Company does not expect the anticipated impact of COVID-19 to materially change the relationship between costs and revenues. The exact impact of travel restrictions and border closures on our operations in uncertain at the present time.

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

Strategy

We plan to increase our marketing activities so as to generate the awareness of TELI App and thus generate more downloads and users. As the Company generates more funds it will invest in marketing activities and further enhancing the App’s capabilities.

Our ability to grow revenue is affected by, among other things, consumer spending patterns, businesses and consumer adoption of digital payment methods, the growth of internet band-width, increased use of mobile Apps by consumers and businesses. The growth of Company will depend upon consumers’ ability to have fast internet access on their mobile devices and the pace of transition from cash and checks to digital forms of payments. Our strategy to drive growth in our business includes the following:

▪	Growing our payment platform by expanding our global platform capabilities, our user base and addressing our user’s evolving demands and concerns related to our mobile platform.

▪	Instilling confidence and trust in our users by instilling trust and confidence through the use of our mobile platform and minimizing perception of risk in our two-sided Payments Platform, and being technology and platform agnostic;

▪	Developing software for other companies and creating strategic partnerships by creating new strategic partnerships to provide better experiences for mobile app users, offering more flexibility and choices; and

▪	Seeking synergistic acquisitions by growing through synergistic acquisitions in new and related markets around the world and focusing on innovation both in the digital domain.

Suppliers

We are not currently dependent on, nor do we expect to become dependent on, any one or a limited number of suppliers. We utilize sub-suppliers and third party vendors to work with us on developing the software and our payment platforms and to date, we have not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work, but we cannot assure that we will not experience difficulties in the future.

Competition

The payment processing industry is highly competitive. The level of competition has increased in recent years as other providers of payment processing services have established a sizable market share in the small and medium sized merchant segment. Our primary competitors for these merchants in these markets include financial institutions and their affiliates and well-established payment processing companies that target merchants directly and through third parties, including Bank of America Merchant Services, Chase Paymentech, Elavon, Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Heartland Payment Systems, Inc., Vantiv, Inc., Global Payments, Inc. and Wells Fargo. Competing with financial institutions is challenging because they often bundle merchant acquiring services with other banking products. Our growth will depend on the continued growth of electronic payments and our ability to increase our market share through successful competitive efforts to gain new merchants.

We compete against all forms of payments, including credit and debit cards; automated clearing house and bank transfers; other online payment services; mobile payments; and offline payment methods, including cash and check. In addition, many financial institutions, subsidiaries of financial institutions or well-established payment processing companies that we compete with have substantially greater capital, technological, management and marketing resources than we have. These factors may allow our competitors to offer better pricing terms to merchants, which could result in a loss of our potential merchants. This competition may effectively limit the prices we can charge our merchants and require us to control costs aggressively in order to maintain acceptable profit margins. Additionally, our future competitors may develop or offer services that have price or other advantages over the services we provide.

Intellectual Property

We have developed what we hope are proprietary technologies that may give us an edge in competing with our competitors. We rely on a combination of trade secrets and know-how to protect our intellectual property. This strategy exposes us to the risk that others may learn of our trade secrets and know-how and employ this knowledge and thereby put us at a severe disadvantage with consequent injury to our ability to compete effectively in the marketplace.

We face many existing larger and more sophisticated competitors and others who are able enter the markets where we sell our products and compete against us in those markets. We have not obtained and have no plans to obtain any evaluation of our intellectual property rights or whether we may be able to prevail in the event that others claim that we are infringing upon their intellectual property rights. We cannot assure you that our intellectual property strategy is or will remain successful and we may suffer losses thereby.

Marketing

We sell our products globally through internet advertising, trade directories and various online media outlets.

Customers

Our principal customers are consumers who have need to send and receive funds from family, friends, peers, coworkers. We also develop software for other companies in any industry.

Government Regulation

We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that we utilize to provide our electronic payment services, as more fully described below.

Dodd-Frank Act

The Dodd-Frank Act and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Changes impacting the electronic payments industry include providing merchants with the ability to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. New rules also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. Additionally, the Durbin Amendment to the Dodd-Frank Act provides that the interchange fees that certain issuers charge merchants for debit transactions will be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System because it is systemically important to the U.S. financial system. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act, which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

Anti-Money Laundering and Counter-Terrorism Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, which we refer to collectively as the “BSA.” The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers and terrorists or terrorist organizations. Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address related legal and regulatory requirements and developments.

We and many of our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, the UDAP and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants, and in some cases may subject us, as the merchant’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and the states attorneys general have authority to take action against non-banks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Other Regulations

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a distribution partner or merchant following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

Payment Network Rules and Standards

Payment networks establish their own rules and standards that allocate responsibilities among the payment networks and their participants. These rules and standards, including the PCI DSS, govern a variety of areas including how consumers and merchants may use their cards, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine and penalize and/or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

An example of a recent standard is EMV, which is mandated by Visa, MasterCard, American Express and Discover to be supported by payment processors by April 2013 and by merchants by October 2015. This mandate sets new requirements and technical standards, including requiring IPOS systems to be capable of accepting the more secure “chip” cards that utilize the EMV standard and setting new rules for data handling and security. Processors and merchants that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related losses.

To provide our electronic payments services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a bank, we are not eligible for membership in certain payment networks, including Visa and MasterCard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and MasterCard, require us to be sponsored by a member bank as a service provider. We are not registered with any payment networks. In due course we plan to set up the necessary sponsorships with our banking connections. Any agreement with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants.

Item 1A. Risk Factors

The following risk factors could materially affect our business, financial condition, and results of operations. These risk factors and other information in this Annual Report on Form 10-K should be carefully considered in evaluating our business. They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized COVID-19, a new respiratory disease caused by a novel coronavirus, as a pandemic, and on March 13, 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 outbreak in the United States has expanded in recent weeks, and has resulted in stay-at home orders, school closures and widespread business shutdowns across the country. The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

The COVID-19 outbreak has caused substantial financial market volatility in recent weeks and has significantly adversely affected both the U.S. and the global economy. The extensive shutdowns of businesses, schools, and shops and other reductions in both consumer and industrial business activity across the country and globally have substantially decreased our revenue opportunities and increased financial uncertainty. The outbreak has already resulted in a contraction in U.S. gross domestic product (“GDP”) for the first quarter of 2020 and could result in a sustained drop in the level of U.S. economic activity which will adversely impact our future growth and revenues.

Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion included with this Annual Report have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $100,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. We anticipate that we must raise $15 million to implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. We have not taken any steps to seek additional financing.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

▪	general economic conditions in the geographies and industries where we sell our products and conduct operations;

▪	legislative policies where we sell our products and conduct operations;

▪	the budgetary constraints of our customers;

▪	seasonality;

▪	success of our strategic growth initiatives;

▪	costs associated with the launching or integration of new or acquired businesses;

▪	the timing of new product introductions by us, our suppliers and our competitors;

▪	our product mix, availability, utilization and pricing;

▪	the mix, by state and country, of our revenues, personnel and assets;

▪	movements in interest rates or tax rates;

▪	changes in, and application of, accounting rules;

▪	changes in the regulations applicable to us; and

▪	litigation matters.

As a result of these factors, we may not succeed in our business and we could go out of business.

In the event that we are unable to successfully compete in the mobile payment platform industry, we may not be able to achieve profitable operations.

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

▪	Lower than projected revenues;

▪	Price reductions and lower profit margins;

▪	The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

If the market for our mobile payment platform does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We hope to achieve continued revenues from sales of our products. We cannot accurately predict, however, future growth rates or the size of the market for our products in the United States and other markets we engage in. Demand for our products may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our products in the market depends on a number of factors, such as:

▪	the cost, performance and appearance of our products and products offered by our competitors;

▪	public perceptions regarding our products and the effectiveness and value of our products;

▪	customer satisfaction with our products; and

▪	marketing efforts and publicity regarding the needs for our product and the public demand for our product.

Even if our product gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If our products do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease, and our business may fail.

We believe our success depends in substantial part on our ability to offer our products that reflect current needs and anticipate, gauge and react to changing consumer demands in a timely manner. Our business is vulnerable to changes in consumer preferences. We will attempt to reduce the risks of changing demands and product acceptance in part by devoting a portion of our available products and designs to standard products that are not significantly modified from year to year. Nevertheless, if we misjudge consumer needs for our products, our ability to generate sales could be impaired resulting in the failure of our business. There are no assurances that our future products will be successful, and in that regard, any unsuccessful products could also adversely affect our business.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs and divert the attention of our personnel from product development efforts and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

▪	difficulties integrating personnel from acquired entities and other corporate cultures into our business;

▪	difficulties integrating information systems;

▪	the potential loss of key employees of acquired companies;

▪	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or

▪	the diversion of management attention from existing operations

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

A decline in general economic condition could lead to reduced consumer traffic and could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the finance industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We will continue to conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy are dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’ and retailers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ and distributors’ financial information, our security and testing measures may not prevent security breaches and breaches of privacy may occur and could harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

Third parties may claim that we infringe their intellectual property and trademark rights.

Competitors in our markets may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company, we will not be required to provide a report on the effectiveness of its internal controls over financial reporting until our second annual report, and we will be exempt from auditor attestation requirements concerning any such report so long as we are a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

RISKS ASSOCIATED WITH MANAGEMENT AND CONTROL PERSONS

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Aron Govil, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in the service industry. Although we expect that our compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified bilingual and “people friendly” personnel in the locations where we principally operate. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Insiders will continue to have substantial control over us and our policies and will be able to influence corporate matters.

Aron Govil, whose interests may differ from other stockholders, has the ability to exercise significant control over us. Presently, he beneficially owns 68% of our common stock. Due to his ownership of Series A Preferred Shares he is able to have majority voting power regardless of his common stock holdings and hence he will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. He could prevent transactions, which would be in the best interests of the other shareholders. Mr. Govil’s interests may not necessarily be in the best interests of the shareholders in general.

Risks Related To Ownership of Our Shares

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “TLDN” on the OTCPink operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

Since our inception, we have relied on sales of our common shares to fund our operations.  We will likely be required to conduct additional equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common shares in order to fund our business operations. If we issue additional shares, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  government regulation of our products and services;
  intellectual property disputes;
  additions or departures of key personnel;
  sales of our common stock
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in our financial results.

Because we are a start-up company with no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our securities are considered a penny stock.

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $3.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Properties

We currently do not own any real property. Our headquarters is located at 110 Bi-County Blvd., Ste 124, Farmingdale, NY 11735. We have a month to month lease from our principal stockholder at a quarterly rent of $250.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “TLDN” on the OTCPink operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 31, 2020
Quarter Ended	High $	Low $
January 31, 2020	250	250
October 31, 2019	200	200
July 31, 2019	250	250
April 30, 2019	250	250

Fiscal Year Ending January 31, 2019
Quarter Ended	High $	Low $
January 31, 2019	175	175
October 31, 2018	25	25
July 31, 2018	1000	1000
April 30, 2018	1000	1000

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of May 7, 2020, we had 5,866,932 shares of our common stock issued and outstanding, held by approximately 190 shareholders of record, with others holding shares in street name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

During the year ended January 31, 2020, we issued common shares, as follows:

On January 10, 2020, the Company issued 600,000 shares of common stock to a third party for $60,000, which amount is payable within a year.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in increasing the number of users for its Mobile App due to limited marketing resulting from lack of sufficient funds. Additionally, the COVID-19 outbreak has adversely affected the consumers who are preoccupied with health safety issues and not taking keen interest in following the new mobile Apps in the marketplace. Thus, this pandemic has substantially decreased our revenue opportunities and increased financial uncertainty. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery. The Company has not received any relief or stimulus package from the Government.

Company is uncertain of any material impairments with respect to goodwill, intangible assets, long-lived assets, right of use assets, investment securities, increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on the financial statements.

Results of operations for the years ended January 31, 2020 and 2019

Revenues

We generated $16,752 in revenues during the year ended January 31, 2020, as compared with $0 in revenues for the same period ended January 31, 2019.

The revenues we had for the year ended January 31, 2020 were predominantly from customers for software services.

Our cost of revenues was $8,017 for the year ended January 31, 2020, as compared with $0 for the same period ended January 31, 2019.

We had gross profit of $8,735 for the year ended January 31, 2020, as compared with a gross loss of $0 for the year ended January 31, 2019.

We hope to achieve increased revenues once we establish sales channels for our products and services and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated, and we would not grow our revenues.

Operating Expenses

We incurred operating expenses in the amount of $42,677 for the year ended January 31, 2020, compared with operating expenses of $116,141 for the year ended January 31, 2019. The main reason for the sharp decrease in operating expenses this year was due to the reduced amount invested in research and development.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Net (Loss) Income

We incurred a net loss in the amount of $33,942 for the year ended January 31, 2020, as compared with a net loss of $116,141 for the year ended January 31, 2019.

Liquidity and Capital Resources

As of January 31, 2020, we had $66,881 in current assets consisting of $3,431 in cash. Our total current liabilities as of January 31, 2020 were $28,209. As a result, we have working capital of $38,672 as of January 31, 2020.

Operating activities used $84,388 in cash for the year ended January 31, 2020, as compared with $109,441 in cash used for the year ended January 31, 2019.

Financing activities provided $81,750 in cash for the year ended January 31, 2020, as compared with $115,997 for the year ended January 31, 2019. Our positive operating cash flow for both periods was mainly proceeds from the sale of our common stock and shareholder loans.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in increasing the number of users for its Mobile App due to limited marketing resulting from lack of sufficient funds. Additionally, the COVID-19 outbreak has adversely affected the consumers who are preoccupied with health safety issues and not taking keen interest in following the new mobile Apps in the marketplace. Thus, this pandemic has substantially decreased our revenue opportunities and increased financial uncertainty. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery. The Company has not received any relief or stimulus package from the Government.

Off Balance Sheet Arrangements

As of January 31, 2020, there were no off balance sheet arrangements.

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

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of January 31, 2020 and 2019;
F-4	Statements of Operations for the years ended January 31, 2020 and 2019;
F-5	Statements of Changes in Stockholders’ Equity for the years ended January 31, 2020 and 2019;
F-6	Statements of Cash Flows for the years ended January 31, 2020 and 2018;
F-7	Notes to Financial Statements

Yu Certified Public Accountant PC

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Telidyne Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Telidyne Inc., (the “Company”) as of January 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telidyne Inc., as of January 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered operating loss and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter – Fresh-start Accounting

As discussed in supplementary notes to the consolidated financial statements, Telidyne Inc. (the Successor) completed the acquisition of TEC technology, Inc. (the Predecessor) in accordance with Section 251(g) of the Delaware general Corporation Law. Accordingly, the accompanying financial statements have been prepared in accordance with Accounting Standards Codification (ASC) Topic 852, Reorganizations. The Successor applied fresh-start reporting and recognized the acquired net assets at fair value, resulting in a lack of comparability with the prior period financial statements of the Predecessor.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2018.

New York, New York

May 8, 2020

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 646-430-5761

Email: Info@yucpa.net

TELIDYNE, INC.

BALANCE SHEETS

	January 31,	January 31,
	2020	2019
ASSETS
Current Assets:
Cash	$3,431	$6,069
Prepaid Expenses	$2,450	$—
Subscription Receivable	$60,000	$—

Total current assets	65,881	6,069
Property and equipment:
Furniture & Fixtures	292	487

Other Assets
Long term Prepayment	—	3,600

Total assets	$66,173	$10,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,209	—
Accrued Expenses	10,000	20,000
Total current liabilities	28,209	20,000
Long term Liabilities
Due to related party	111,747	104,497
Total liabilities	139,956	124,497

Stockholders' Deficits
Common stock: par value; $0.0001 per share, 60,000,000 shares authorized, 5,600,264 shares outstanding 01/31/2020, 4,500,264 shares outstanding at 01/31/2019	560	450
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 1,000,000 series A shares outstanding at 01/31/2019	100	100
Additional Paid-in capital	86,746	12,356
Retained Deficits	$(161,189)	(127,247)
Total stockholders' deficits	(73,783)	(114,341

Total liabilities and stockholders' deficits	$66,173	$10,156

The accompanying notes are an integral part of these financial statements

TELIDYNE, INC.

STATEMENT OF OPERATIONS

	For the years Ended January 31,
	2020	2019

Sales	$15,752	$—
Sales from related party	1,000	—
Total Sales	16,752	—

Cost of Sales related party	4,717	—
Cost of Sales	3,300	—

Gross Margin	8,735	—

Selling, general and administrative expenses	42,677	116,141

Operating loss	(33,942)	(116,141)

Income before provision for Income Taxes	(33,942)	(116,141)
Provision for income taxes	—	—

Net Loss	(33,942)	$(116,141)

Loss per weighted average share:	$(0.007)	$(0.034)
Weighted Average number of shares	5,048,264	3,382,764

The accompanying notes are an integral part of these financial statements

TELIDYNE, INC.

STATEMENTS OF MOVEMENT OF SHAREHOLDERS’ DEFICIT

	Preferred Stock Series C & A	Preferred Stock Par Value	Common Stock
	Number of Shares	Stock	Number of Shares	Par Value $0.0001	Additional Paid-In Capital	Retained Deficits	Total Stockholders' Deficit

Balance at February 01, 2018	1,000,000	100	300,181,552	3,018	(1,712)	(11,106)	(9,700)
Common Reverse Split, March 22, 2018	—	—	30,264	3	3,115	—
Sale of stock	1,000,000	100	4,470,000	447	10,953	—	11,500
Retire Pref. C stock	(1,000,000)	(100)	—	—	—	—	—
Net income for the year	—	—	—	—	—	(116,141)	(116,141)

Balance at January 31, 2019	1,000,000	100	4,500,264	450	12,356	(127,247)	(114,341)

Sale of stock, 2/22/2019	—	—	500,000	50	14,450	—	14,500

Sale of Stock, 01/07/2020	—	—	600,000	60	59,940	—	60,000

Net Income	—	—	—	—	—	(33,942)	(33,942)

Balance at January 31, 2020	1,000,000	100	5,600,264	560	86,746	(161,189)	(73,783)

The accompanying notes are an integral part of these financial statements

TELIDYNE, INC.

STATEMENTS OF CASH FLOWS

	For the years Ended January 31,
	2020	2019

Cash flows from operating activities
Net Loss	(33,942)	(116,141)
Adjustments to reconcile net income to net
cash used in operating activities:
Prepaid expenses and other assets	1,500	(3,300)
Depreciation	195	—
Subscription receivable	(60,000)	—
Accounts payable	18,209	—
Accrued expenses	(10,000)	10,000
Net cash used in operating activities	(84,388)	(109,441)

Cash flows from investing activities
Fixed assets	—	(487)
Net cash used in investing activities	—	(487)

Cash flows from financing activities
Loans from shareholders	7,250	104,497
Proceeds from sale of common stock	74,500	11,500
Net cash provided by financing activities	81,750	115,997

Net increase (decrease) in cash	(2,638)	6,069

Cash beginning of period	6,069	—
Cash end of period	3,431	$6,069

Cash paid during the fiscal year for;

Income taxes	$0.00	$0.00
Interest	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

TELIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

1.0 BUSINESS ORGANIZATION

Impact of COVID-19 Pandemic

Telidyne Inc. (formerly known as TEC technology, Inc.) was incorporated on December 5, 2011 in the State of Nevada. (the “Company”).

On July 25, 2012, the Company divested all three of its wholly owned subsidiaries which conducted 100% of the Company’s operations, i.e.: (i) TEC Technology Limited, Hong Kong, (ii) Anhui TEC Tower Co., Limited, PRC, and (iii) Zhejiang TEC Tower Co., Limited, PRC. Thus, subsequent to that date, the Company had no subsidiaries and no operations going forward.

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

On March 24, 2018 the Company started developing software to provide technologies and platforms to a wide variety of companies to disrupt the ecommerce with Blockchain technology. The Company has developed a mobileApp named ‘TELI” that facilitates peer to peer payments and third-party payments. The Company continues to further optimize its Mobile App and also provide custom software developing and modification services to various customers.

The Company located its office at 110 Bi-County Blvd., Ste 124, Farmingdale, NY 11735

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

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in increasing the number of users for its Mobile App due to limited marketing resulting from lack of sufficient funds. Additionally, the COVID-19 outbreak has adversely affected the consumers who are preoccupied with health safety issues and not taking keen interest in following the new mobile Apps in the marketplace. Thus, this pandemic has substantially decreased our revenue opportunities and increased financial uncertainty. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery. The Company has not received any relief or stimulus package from the Government.

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

Fixed Assets

Furniture, Fixtures, Property and Equipment are stated at cost and are depreciated using the straight-line method over five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Depreciation expense for twelve months ended January 31, 2020 was $195 and $0.0 for twelve months ended January 31, 2019.

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

During the twelve months ended January 31, 2020 and 2019, the Company incurred $-0- and $-0- in stock-based compensation expense.

Other

The Company is subject to substantial risks and uncertainties inherent in starting a new business. There are no assurances that the Company will be able to generate sufficient revenues or obtain sufficient funding necessary to continue in business.

3.0 CONCENTRATION RISK

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company sold a substantial portion of software services   to one third party customer   (95%) in 2019 and the Company had no sales in fiscal   year 2018. As of January 31, 2019, there was no amount due from this customer. The loss of the significant customer or the failure to attract the new customers could have a material adverse effect on our business, results of operations and financial condition for the Company.

In 2019, the Company purchased a substantial portion of materials from a related party vendor (59%). As of January 31, 2019, the net amount due to this vendor was $2,087. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

4.0 INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended January 31, 2020, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21%)
— %

Net deferred tax assets consist of the following:

	January 31, 2020	January 31, 2019

Net operating loss carry forward	$161,189	$127,247
Valuation allowance	(161,189)	(127,247)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	Year ended January 31,
	2020	2019

Tax at statutory rate (21%)	$33,942	$116,141

Increase in valuation allowance	(33,942)	(116,141)
Income tax expenses	$—	$—

The Company did not pay any income taxes during the year ended January 31, 2020 or 2019.

5.0 STOCKHOLDERS’ DEFICIT

The shareholders deficit of the Company was ($73,783) and ( $114,341) on January 31, 2020 and 2019, respectively.

Common & Preferred Stock

Common Stock

The Company’s common stock trades on OTC market under the symbol “TLDN”. The Company is authorized to issue 60,000,000 shares of common stock, $0.0001 par value. As of January 31, 2020, there were 5,600,264 shares issued and outstanding and at January 31, 2019, there were 4,500,264 shares issued and outstanding.

On January 10, 2020, the Company issued 600,000 shares of common stock to Thames Energy Consultants Ltd., a third party for $60,000, which amount will be collected within a year.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred stock par value $0.0001 per share. Except as otherwise provided by law, the shares of the stock of the Corporation, regardless of the class, may be issued by the Corporation from time to time in such amounts and designations, for such consideration and for such corporate purposes as the Board of Directors may from time to time determine. As of January 31, 2019, there were 1,000,000 shares of Series A preferred shares, par value $0.0001 per share, issued and outstanding.

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

On January 24, 2019, the Company issued 1,000,000 shares of series A Preferred shares to its Chairman & CEO, Aron Govil, in consideration for $100.

6.0 HOLDING COMPANY REORGANIZATION

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

In accordance with section 251(g) of the DGCL, Telidyne Merger Corporation (“Merger Co”), another newly formed Delaware corporation and, prior to the Holding Company Reorganization, was a wholly owned subsidiary of the Holding Company, merged with and into the Predecessor, with Merger Co surviving the Merger as a direct wholly owned subsidiary of the Holding Company and Predecessor losing its existence, (the “Merger”); however as of the effective time of the Merger, the designation, rights, powers and preferences of the Predecessor company’s common stock immediately before the Merger became the same as those of the common svtock of the Holding Company. Thus in accordance with section 251(g) of the CGCL, after the Holding Company Reorganization all of the outstanding shares of common stock of the Predecessor were automatically converted into identical shares of the common stock of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other equity holders became stockholders and equity holders, as applicable of the Holding Company in the same amounts and percentages as they were in the Predecessor prior to the Holding Company Reorganization. The executive officers and the board of directors of the Holding Company are the same as those of the Predecessor in effect immediately prior to the Holding Company Reorganization.

7.0 RELATED PARTIES

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

The Company rents its offices from its Chairman on a month to month basis at a monthly rent of $250.00. The Company can terminate this agreement at any time without prior notice or any liability.

The Company had sales of $1000 in fiscal year ending January 31, 2020 from Ducon, an entity owned by Aron Govil, the major shareholder of the Company. The company has cost of sales from a related   party of $4,717 in fiscal year ending January 31, 2020.

Aron Govil, the major shareholder of the Company has provided a loan of $111,747 and $104,497 to the Company as of January 31, 2020 and 2019 respectively. This loan is non-interest bearing and is due upon demand by the shareholder.

8.0 GOING CONCERN AND LIQUIDITY

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

The Company has incurred operating losses since Company has not had any sales. The Company has made investment in the development of a completely new mobile App TELI, which expenses have caused the Company to incur operating losses. Cash losses over the past several years have been financed by funds provided by the shareholder.

Notwithstanding ongoing investment plans, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in increasing the number of users for its Mobile App due to limited marketing resulting from lack of sufficient funds. Additionally, the COVID-19 outbreak has adversely affected the consumers who are preoccupied with health safety issues and not taking keen interest in following the new mobile Apps in the marketplace. Thus, this pandemic has substantially decreased our revenue opportunities and increased financial uncertainty. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery. The Company has not received any relief or stimulus package from the Government.

9.0 SUBSEQUENT EVENTS

The Company will evaluate subsequent events through the date when the financial statements were issued. It is the Company’s policy to disclose subsequent information that it feels is important to the context of the financial statements. Company continues to market it mobile App TELI and get more subscribers.

On February 14, 2020, the Company issued 66,667 shares of common stock to Tiger Trout Capital. A third party in consideration for $200,000.00.

On April 14, 2020, the Company issued 33,334 shares of common stock to Tiger Trout Capital, a third party, in consideration for $100,000.00.

On May 5, 2020, the Company issued 166,667 shares of common stock to Cemtrex Inc., a related party in consideration for $500,000.00.

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in increasing the number of users for its Mobile App due to limited marketing resulting from lack of sufficient funds. Additionally, the COVID-19 outbreak has adversely affected the consumers who are preoccupied with health safety issues and not taking keen interest in following the new mobile Apps in the marketplace. Thus, this pandemic has substantially decreased our revenue opportunities and increased financial uncertainty. Given the unprecedented nature of the COVID-19 outbreak and the fast pace at which new developments relating to the outbreak are occurring, it is difficult to assess or predict the short-term or long-term effects of the outbreak on our financial performance.

Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery. The Company has not received any relief or stimulus package from the Government.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

COVID-19-related circumstances such as remote work arrangements have adversely affected the Company’s ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

 Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending January 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and position of our sole executive officer and director as of the date hereof.

Name	Positions
Aron Govil	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Sunny Verma	Director
Paulson Ambookan	Director

Aron Govil

Aron Govil is the company’s Chairman and CEO since January 2018. Mr. Govil is currently an officer and director of Cemtrex, Inc., an industrial technology company since 1998. Mr. Govil also holds executive positions in several companies around the world. Mr. Govil has started, developed and sold several companies since 1985 in the environmental, energy, technology, and entertainment fields. Mr. Govil has extensive and diversified experience in mergers & acquisitions, IPOs, enterprise creation, and bank financings. Mr. Govil holds a B.E. degree in Chemical Engineering and M.B.A. in Finance. Mr. Govil’ s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Company’s Board. Mr. Govil devotes full time to the business.

Aside from that above, Mr. Govil does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We have chosen Mr. Govil as our director because of his leadership skills and business development experience.

Sunny Verma

Sunny Verma has been a director of the Company since January, 2019 and is an independent director and part of the Audit Committee. Mr. Verma has over 21 years of diversified IT experience and is Chief Operating Officer of Seva Technologies Inc., an Information Technology consulting firm since 2009. Mr. Verma has BS in Computer science and has developed many original software applications of a variety of market places.

Aside from that above, Mr. Verma does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Paulson Ambookan

Paulson Ambookan has been a director of the Company since July 2019 and is an independent director and part of the Audit Committee. Mr. Ambookan started his career 25 years ago as an entrepreneur developing Computer magazine as its Group Publisher. Subsequently Mr. Ambookan has worked with many energy, technology and blockchain companies on numerous projects including designing educating and curating client-centric Blockchain events to connect entrepreneurs and investors. Mr Ambookan is presently president of Blockchain Connex Co. and sits on various advisory boards of innovative blockchain companies.

Aside from that above, Mr. Ambookan does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between our executive officers and directors.

Other Significant Employees

Other than our executive officers, we do not currently have any significant employees.

Audit Committee

Our Audit Committee is comprised of Directors Sunny Verma and Paul Ambookan,

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending January 31, 2019, the Audit Committee:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended January 31, 2019 and 2018 to be included in this Prospectus and filed with the Securities and Exchange Commission.

The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Involvement in Certain Legal Proceedings

Aside from the following, during the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities: i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; ii. Engaging in any type of business practice; or iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: i. Any Federal or State securities or commodities law or regulation; or ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended January 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aron Govil CEO and Director	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards At Fiscal Year End

As at January 31, 2020, we did not have any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 7, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 112 W 34 St., Ste 18006 New York, NY 10016.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner			Number of Shares Owned
	Number of Shares Owned	Percent of Class(1)(2)		Percent of Class(1)(2)
Aron Govil	4,000,000	68%	1,000,000	100%
All Directors and Executive Officers as a Group (1 person)	4,000,000	68%	1,000,000	100%
5% Holders
Savivar Assets Holdings Inc. (3)	500,000	9%	—	—
1170 Gulf Blvd. Ste. 2001
Clearwater, FL 33767
Allied Combustion Systems &	470,000	8%	—	—
Construction Co Limited. (4)
Room 21F Futura Plaza 111 Hov Kwun Tong Hong Kong
Thames Energy Consultants Ltd. (5)	600,000	10%
1 Austin Rd.
W. Kowloon, Hong Kong

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	The percent of class is based on 5,866,932 shares of common stock outstanding and 1,000,000 shares of Series A Preferred Stock outstanding as of May 7, 2020.
(3)	Beneficially owned by Saagar Govil, son of Aron Govil
(4)	Beneficially owned by James Wang
(5)	Beneficially owned by Mr. Zu Yang

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended January 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$ 10,000	$0	$0	$0
2019	$ 20,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1 filed by the Company on September 9, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed by the Company on September 9, 2019)
3.3	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed by the Company on September 9, 2019)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telidyne, Inc.

By:	/s/ Aron Govil
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer and Director
May 11, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Aron Govil
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer and Director
May 11, 2020

By:	/s/ Sunny Verma
Director
May 11, 2020

By:	/s/ Paulson Ambookan
Director
May 11, 2020

